Form 10KSB
period 2005-03-31
Laycor Ventures Corp.
filed 2005-06-30
CIK 1292518

==============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-116229

LAYCOR VENTURES CORP.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	N/A (IRS Employer Identification No.)

1128 Quebec Street, Suite 407
Vancouver, British Columbia
Canada V6A 4E1
(Address of principal executive offices, including zip code.)

(604) 689-1453
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [    ]

===============================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year March 31, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 6, 2005: 8,011,500

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on March 23, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 3199 East Warm Springs Road, Suite 200, Las Vegas, Nevada 89120 and our business office is located at 1128 Quebec Street, Suite 407, Vancouver, British Columbia, Canada V6A 4E1. Our telephone number is (604) 689-1453. This is the home of Robert Wayne Morgan, our president. We use this space on a rent-free basis.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Background

In March 2004, our president, Robert Wayne Morgan, acquired one mineral property containing one mining claim in British Columbia, Canada by paying for $1,880 to Madman Mining Co., Ltd., a non-affiliated third party. Gerard Gallissant is a staking agent employed by Madman Mining Co., Ltd. Madman Mining Co., Ltd. is located 700 West Pender Street, Suite 604, Vancouver, British Columbia, Canada V6C 1G8. Mr. Gallissant has been staking claims since 1962. His British Columbia license number is 109141.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Robert Wayne Morgan paid Madman Mining Co., Ltd. $1,880 to stake the claims. The claim is recorded in the name of Robert Wayne Morgan to avoid paying additional fees.

Under British Columbia law title, British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mining claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Robert Wayne Morgan will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Robert Wayne Morgan transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Robert Wayne Morgan will be liable to us for monetary damages breach of fiduciary duty.

To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of British Columbia.

In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

The claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

MAP 1

YUKON
N.W.T.
ALASKA
U.S.A.
Stewart
BRITISH
COLUMBIA
Ft. St. John
Dawson Creek
ALBERTA
Prince Rupert
Smithers
Prince George
PROPERTY LOCATION
Bella Coola
Williams Lake
Pacific Ocean
Kamloops
Kelowna
Vancouver
Cranbrook
Trail
Victoria
U.S.A.
N
0
200km
400km
Scale 1" = 100 miles

LAYCOR VENTURES CORP.

PROJECT: *ROCK CREEK PROJECT*

LOCATION MAP

Ed James Creek / Rock Creek Area
Greenwood M.D., BC - NTS 082E03E

DATE:	Mar. 04		
REF. NO.	RckCk 1 04		GeoGrafix

MAP 2

119° 01'
ROCK CREEK
PROJECT
N
49° 08'
Crown Point Showing
CG L2448
(not part of Laycor Holdings)
Maybe Showing
Leona Showing
Hwy 33 - Rock Creek 5 miles

0 1000m 2000m

Scale 1:25,000

- Contour Interval = 100 ft
- Contour Interval = 500 ft
- Main Roads
- Secondary Roads & Trails
- Rivers & Creeks
- Mineral Showings

LAYCOR VENTURES CORP.

PROJECT: *ROCK CREEK PROJECT*

CLAIM & TOPOGRAPHY MAP

Greenwood M.D.
N.T.S. 082E/03E

DATE:	Mar. 04	DRAWING NO.	
REF. NO.	RckCk 04 02		FIGURE 2

GeoGraphix

Claims

The following is a list of the tenure number, claim, date of recording and expiration date of the claim:

Claim No.	Document Description	Date of Recording	Date of Expiration

408850	James Gang Mining Claim.	March 1, 2004	March 1, 2006

The claim measures approximately 50 acres in size.

In order to maintain this claim Robert Wayne Morgan must pay a fee of CDN$100 per year per claim. Mr. Robert Wayne Morgan can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2005. We have no earthly idea if the fee to renew the claim will increase after 2005. There is no grace period and if Mr. Robert Wayne Morgan misses renewing the claim, the claim will terminate. Mr. Robert Wayne Morgan will not cause the claim to expire as a result of not renewing the claim.

The claim was selected because Mr. Robert Wayne Morgan advised us that gold has been discovered on other property nearby. No technical information was used to select our claim.

Location and Access

The claim is located 180 miles east of Vancouver, near Rock Creek within the Kettle River Valley. The claim is in the Greenwood Mining Division. The town of Rock Creek lies six miles to the south, at the junction of Highway 3 and Highway 33. Secondary gravel roads and ATV trails provide good access to most parts of the property.

Physiography

The claim lies within the Okanagan Highlands which occurs at the southern end of the physiographic division know as the Interior Plateau System. The terrain consists of gentle to moderate slopes throughout most of our claim with the exception of the immediate area of Ed James Creek where the slopes become quite steep. The claim lies on the western side of the Kettle River Valley with the elevation generally increasing from the east to the west.

Elevations vary from 2,300 feet above sea level ("a.s.l.") at the northeastern corner of the claim near Ed James Creek to 4,000 feet a.s.l. near the south-central area of the claim.  Ed James Creek, which flows through the northern edge of the claim, should provide ample water for all stages of development.

Property Geology

The claim is almost entirely underlain by the Anarchist Group of sediments and volcanics of Triassic age. This is the favorable host for mineralization in the area. Within our claim the Anarchist Group is composed of greenstone, some of which is tuffacious and some serpentinized; and an argillite/quartzite unit that is locally cherty; limestone; magnesite; and gneiss. Most of our claim is underlain by greenstone. There is also a broad body of mineralized crystalline limestone outcropping within the Crown Point claim.

An intrusive body of granodiorite and an adjacent intrusive body of microdiorite occur on the east side of our claim. Both of these units are of the Cretaceous Valhalla Plutonic Rocks.

Tertiary age feldspar porphyries occur on the east and west sides of our claim as well as to the immediate north of the claim. To date, all are dyke-shaped and strike in northerly directions. Two northerly-striking aplite dykes of this same group occur on the east side of our claim to the immediate north of the feldspar porphyry.

The contacts between the various rock units on our claim are virtually in every direction.

The majority of our claim is covered by glacial debris and bedrock exposure is less than 10%.

Mineralization

There are two mineralized zones within the property. The Maybe Showing adjoins the Crown Point Crown Grant to the north and the Leona Showing which is located immediately to the south of the Crown Point claim. Both the Maybe and the Leona showings appear to be the northern and southern extensions of the mineralization that occurs within the Crown Point claim.

At the Maybe Showing, a 0.5 to 3 foot wide quartz vein occurs within a shear zone that is on average 15 feet wide. The vein/shear zone strike at 022o (north-northeasterly) and the dip varies between 35o and 45o southeasterly. The vein has been traced intermittently for 250 feet. The intervals between the vein exposures are covered by overburden.

The vein is exposed by approximately 265 linear feet of underground development completed in nine shafts and an adit. At least 12 trenches have also been excavated along the trace of the vein.

At the Leona Showing, two mineralized quartz veins of variable width are hosted in a shear zone. The veins strike 090o to 135o and dip 45 to 80 degrees southeast. The veins are exposed in three shafts, one adit and several trenches. To date the veins have been traced for 220 feet.

In shaft one, located immediately south of the Crown Point claim boundary one of the veins is two to three feet wide. A shear zone within the greenstone host the vein.

There is no recorded of production from the Leona Showing.

Soil geochemical sampling programs were carried out over portions of our claim in 1981, 1982 and 1987-8. The survey coverage included the Maybe and Leona showings as well as the majority of the northern half of our claim.

The geochemical soil sampling surveys also identified three additional multi-element anomalies of the same magnitude/amplitude of those anomalies that directly correlate with the know mineralized veins at the Maybe and Leona showings.

One of the additional anomalies indicates that the mineralized quartz veins at the Leona Showing continue for at least 300 feet to the south. The second additional anomaly is 500 feet long. It is located 400 feet to the west of, and runs parallel to, the Leona veins.

The third additional anomaly is 400 feet long and 110 feet wide and runs parallel to and slightly north of the mineralization at the Maybe Showing.

All of the above described soil anomalies are enveloped within a broad, silver, arsenic, lead and zinc anomaly that is approximately 3,500 x 1,200 feet in area. This anomaly remains open to the southeast.

History of Previous Work

The property is located within the Boundary Mining District of south-central British Columbia. There is physical evidence of previous work on the property consisting of mine shafts and adits. There is no public record of an exploration work on the property since 1987. In addition there is no any record of any drilling ever being carried out on our claim.

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Gerard Gallisant, a physical examination of the property and one day of prospecting. The cost of staking the claims was included in the $1,880, we paid to Madman Mining Co. Ltd. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore and evaluate the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Robert Wayne Morgan will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds we received from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia.

We estimate the cost of core sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 2,250 linear feet or eight holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin drilling within ninety days, weather permitting. To date, we have not paid any fees for an exploration consultant.

The breakdown of estimated times and dollars was made by Robert Wayne Morgan, our president.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have access to a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration operation within 90 days.

If we do not find mineralized material on the property, our president, Robert Wayne Morgan, will allow the claim to expire and we will cease operations.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from the property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. In any event, we have not allocated any funds for the reclamation of the property.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties. Mr. Robert Wayne Morgan will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. The subcontractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services.

Employees and Employment Agreements

At present, we have no employees, other than our sole officer and director. Our sole officer and director is a part-time employee and will devote about 10% of his time to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

Risk Factors

1. Because our auditors have issued a going concern opinion, there is substantial doubt that we can continue as an ongoing business.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months because we have incurred a net loss since inception to March 31, 2005 of $36,527, not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our exploration activities.

2. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

3. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in March 2004 and we have started limited business operations. We have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $36,527. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can' t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

5. Because the property has not been examined in the field by a professional geologist or mining engineer, the likelihood of it containing mineralized material is extremely remote and as a result it is quite likely you will lose your entire investment.

Because the property has not been examined in the field by a professional geologist or mining engineer and no examination report has been developed by a professional geologist or mining engineer, the likelihood of the property containing mineralized material is extremely remote. As a result, it is quite likely you will lose your investment.

6. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property.

7. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

8. We may not have access to all of the supplies and materials we need for exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9. Because Mr. Robert Wayne Morgan has other outside business activities and will only be devoting 10% of this time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Robert Wayne Morgan, our sole officer and director has other outside business activities and will only be devoting 10% of his time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Robert Wayne Morgan. As a result, exploration of the property may be periodically interrupted or suspended.

10. Because title to the property is held in the name of another person, if he transfers the property to someone other than us, we will cease operations.

Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Mr. Robert Wayne Morgan, our president. If Mr. Robert Wayne Morgan transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

11. Because Robert Wayne Morgan is our sole officer and director, if he should resign or die, we will not have an operating officer which will result in our operations suspending or ceasing. If that should occur, you could lose your investment.

Robert Wayne Morgan is our sole officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run us. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

12. Because our sole officer and director owns more than 50% of the outstanding shares, he will be able to decide who will be directors and you may not be able to elect any directors.

Robert Wayne Morgan, our president owns 5,000,000 shares and is able to control us. As a result, Mr. Morgan will be able to elect all of our directors and control our operations.

13. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 8,011,500 shares of common stock outstanding as of June 6, 2005, 5,000,000 shares were owned by Mr. Morgan and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 6, 2005, there were 175 holders of record.

Status of our public offering

On February 11, 2005 the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-116229, permitting us to offer up to 4,000,000 shares of common stock at $0.05 per share. There was no underwriter involved in our public offering.

On April 15, 2005, we completed our public offering by raising $150,575. We sold 3,011,500 shares of our common stock at an offering price of $0.05 per share.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

Our Company is not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.     PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. We have enough money to allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of this offering.

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

Milestones

The following are our milestones:

1. In the next 60 days, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2. In the next 90 - 180 days - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days. The only variance of operations as a result of receiving less than the maximum amount of the offering will be with respect to the number of holes we drill; our estimated telephone expenses; and, hiring one secretary.

3. In the next 180 to 210 days - Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found we will attempt to define the ore body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

4. In the next 210 - 365 days - In the event mineralized material is found and we define an ore body, we will initiate action to produce a program of development. There is no assurance that mineralized material will be found or an ore body will be defined. In the event mineralized material is not discovered, we intend to spend the time considering our future plans.

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

Results of Operations

From Inception on March 23, 2004

We intend to retain the services of a mining engineer to supervise our plan of operation. We have labeled his activities "consulting services" throughout this prospectus. The mining engineer retained by us will be an unrelated third party. We have not selected the consultant as of the date hereof and will not select the consultant unless at least the minimum amount of this offering is raised.

We will be exploring one property containing one claim. The property has been staked and will begin our exploration plan upon completion of this offering.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in March 2004. This was accounted for as a purchase of shares of common stock.

As of March 31, 2005, our total assets were $143,220 and our total liabilities were $24,272.

There are no documents evidencing the loan by Robert Wayne Morgan to us. The agreement with Robert Wayne Morgan is oral. The loan will not be repaid from proceeds from this offering. The loan will be repaid if and when we begin generating revenues from our operations. The loan is interest free.

We issued 3,011,500 shares of common stock through our public offering declared effective on February 11, 2005 and raised $150,575. This was accounted for as a purchase of shares of common stock.

At March 31, 2005, we had working capital of $118,948 compared to a working capital deficit of $9,452 at March 31, 2004.

At March 31, 2005, our total assets of $143,220 consisted of cash.

At March 31, 2005, our total liabilities were $24,272.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Laycor Ventures Corp.
(An exploration stage company)

We have audited the accompanying balance sheet of Laycor Ventures Corp. (an exploration stage company) as at March 31, 2004 and the statements of operations, cash flows, and stockholders' equity for the period from March 23, 2004 (date of inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and the results of its operations and its cash flows for the period from March 23, 2004 (date of inception) to March 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $14,452 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management' s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Morgan & Company
April 16, 2004	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Laycor Ventures Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Laycor Ventures Corp. ("the Company") (An Exploration Stage Company) as at March 31, 2005, the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended March 31, 2005 and for the period from March 23, 2004 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company's financial statements as at March 31, 2004 and for the period from March 23, 2004 (Inception) to March 31, 2004, in the statements of operations, stockholders' equity (deficiency) and cash flows, which were audited by other auditors whose report, dated April 16, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from March 23, 2004 (inception) to March 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Laycor Ventures Corp. (An Exploration Stage Company) as at March 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from March 23, 2004 (inception) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note1 to the financial statements, the Company' s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. Management' s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
June 27, 2005

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET

MARCH 31, 2005

(Stated in U.S. Dollars)

	2005	2004

ASSETS

Current
Cash	$143,220	$5,000

LIABILITIES

Current
Accounts payable	$4,175	$-
Due to shareholder	20,097	14,452

	24,272	14,452

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
200,000,000 common voting shares with a par value of
$0.001 per share 100,000,000 preferred shares with a par
value of $0.001 per share

Issued and outstanding:
5,000,000 common shares at March 31, 2005 and 2004	5,000	5,000

Share subscriptions received	150,475	-

Deficit Accumulated During The Exploration Stage	(36,527)	(14,452)

	118,948	(9,452)

	$143,220	$5,000

The accompanying notes are an integral part of these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	Year ended March 31, 2005	Period from March 23, 2004 (Inception) to March 31, 2004	Cumulative Period from March 23, 2004 (Inception) to March 31, 2005

Expenses
Professional fees	$18,980	$11,497	$30,477
Travel	1,173	1,075	2,248
Mineral property exploration	1,118	1,880	2,998
Filing fees	425	-	425
Interest and bank charges	141	-	141
General and administrative	91	-	91
Promotion and entertainment	77	-	77
Automobile expenses	42	-	42
Office expenses	28	-	2

Net loss for the period	$22,075	$14,452	$36,527

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year ended March 31, 2005	Period from March 23, 2004 (Inception) to March 31, 2004	Cumulative Period from March 23, 2004 (Inception) to March 31, 2005
Cash Flows from Operating Activities
Net loss for the period	$(22,075)	$(14,452)	$(36,527)
Adjustment to reconcile net loss to net cash
used by Operating Activities:
Change in accounts payable	4,175	-	4,175

	(17,900)	(14,452)	(32,352)

Cash Flows from Financing Activities
Share subscriptions received	150,475	-	150,475
Issue of capital stock	-	5,000	5,000
Due to shareholder	5,645	14,452	20,097

	156,120	19,452	175,572

Increase in Cash for the Period	138,220	5,000	143,220

Cash Beginning of Period	5,000	-	-

Cash End of Period	$143,220	$5,000	$143,220

The accompanying notes are an integral part of these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

PERIOD FROM MARCH 23, 2004 (INCEPTION) TO MARCH 31, 2005

(Stated in U.S. Dollars)

					Deficit
	Common Stock				Accumulated
	Number of Common Shares	Par Value	Additional Paid-in Capital	Share Subscriptions Received	During the Exploration Stage	Total

Stock issued for
cash at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
Net loss for the period	-	-	-	-	(14,452)	(14,452)

Balance, March 31, 2004	5,000,000	5,000	-	-	(14,452)	(9,452)

Share subscriptions
received	-	-	-	150,475	-	150,475
Net loss for the year	-	-	-	-	(22,075)	(22,075)

Balance, March 31, 2005	5,000,000	$5,000	$-	$150,475	$(36,527)	$118,948

The accompanying notes are an integral part of these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

1. OPERATIONS AND GOING CONCERN

Organization

Laycor Ventures Corp. ("the Company") was incorporated in the State of Nevada, U.S.A., on March 23, 2004.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $36,527 for the period from March 23, 2004 (inception) to March 31, 2005, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management' s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At March 31, 2005, the Company has no cash equivalents

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Option Payments and Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company' s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

The Company expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Prior to April 1, 2004, the Company expensed all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to the establishment of proven and profitable reserves.

The Company regularly performs evaluations of its mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Matters

The Company and its mineral property interest is subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

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

Foreign Currency Translation

The Company's functional and reporting currency is the US dollar. Transactions in foreign currency are translated into US dollars as follows:
i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders' Equity as a component of Accumulated Other Comprehensive Income (Loss). Translation gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the local functional currency are recorded in the Statement of Operations.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company has adopted FASB Statements of Financial Accounting Standards No. 109 (SFAS No. 109), " Accounting for Income Taxes" .. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share

In accordance with FASB Statement of Financial Accounting Standard No.128 ("SFAS 128"), "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable, and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

Financial Instruments

The Company's financial instruments consist of cash on deposit, accounts payable and due to shareholder.

Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Comprehensive Income

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

The Company has adopted FASB Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation ("ARO") associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

Intangible Assets

The Company has adopted FASB Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force issued EITF 04-2, " Whether Mineral Rights are Tangible or Intangible Assets" (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Position (FSPs) FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141", Business Combinations (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets". The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 but early adoption is permitted.

In March 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations". EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets' proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted.

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123"), "Share-Based Payment". The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The provisions of this Statement will be effective for the Company beginning January 1, 2007.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

4. MINERAL CLAIM INTEREST

The Company holds a 100% interest in a mineral claim located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada.

5. DUE TO SHAREHOLDER

The amount due to shareholder is unsecured and interest free with no specified terms of repayment.

6. SHARE SUBSCRIPTIONS RECEIVED

The Company has approved the private placement of 3,011,500 common shares at $0.05 per share. As at March 31, 2005, $150,475 had been advanced in connection with private placement. Subsequent to March 31, 2005, the Company closed the private placement and issued 3,011,500 common shares for gross proceeds of $150,575.

7. INCOME TAXES

a) Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 B 34%) to income before income taxes. The difference results from the following items:

	Year ended March 31, 2005	Period from March 23, 2004 (inception) to March 31, 2004

Computed expected (benefit of) income taxes	$(7,505)	$(4,914)

Increase in valuation allowance	7,505	4,914
	$-	$-

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Stated in U.S. Dollars)

7. INCOME TAXES (continued)

b) Significant components of the Company' s deferred income tax assets are as follows:

	2005	2004

Total income tax operating loss carry forward	$36,527	14,452

Statutory tax rate	34%	34%

Deferred income tax asset	12,419	4,914

Valuation allowance	(12,419)	(4,914)
	$-	-

c) The Company has incurred operating losses and approximately $36,527, which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2004	$14,452	2,024
2005	22,075	2,025

Total income tax operating loss carry forward	$36,527

8. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of Company premises is on a month-to-month basis.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On May 24, 2005, the accounting firm of Morgan & Company, Charter Accountants, was dismissed by the Registrant's Board of Directors as the Registrant's independent auditors. Since the Registrant's inception on March 24, 2004 and subsequently thereto, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Registrant and Morgan & Company. Morgan & Company was dismissed because the Company determined that it was in its best interests to retain a Certified Public Accountant located in the United States.

(b) The Report of Morgan & Company on the Registrant's financial statements as of and for the year ended March 31, 2004 did not contain an adverse, qualified or disclaimer of opinion. However, the Report did contain an explanatory paragraph wherein Morgan & Company expressed substantial doubt about the Registrant's ability to continue as a going concern.

(c) The Registrant has requested Morgan & Company to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to this Item 4.01 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of this Form 8-K report to Morgan & Company on May 25, 2005, via email. A copy of Morgan & Company's response is filed herewith as Exhibit 16.1.

(d) At its board meeting on May 24, 2005, the Board of Directors of the Registrant engaged Telford Sadovnick, PLLC, Certified Public Accountants, 114 West Magnolia Street, Suite 423, Bellingham, Washington 98225, as its independent auditor for its fiscal year ended March 31, 2005. Telford Sadovnick accepted such appointment on May 24, 2005. Prior to their appointment, the Registrant did not consult with Telford Sadovnick on any matters related to accounting or the type of opinion they may issue.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Robert Wayne Morgan	52	president, principal executive officer, treasurer
1128 Quebec Street		and principal financial officer and a member of
Suite 407		the board of directors
Vancouver, British Columbia
Canada V6A 4E1

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Since March 2004, Robert Wayne Morgan has been our president, chief executive officer, treasurer, chief financial officer and the sole member of the board of directors. Since 1998, Mr. Robert Wayne Morgan has been self-employed as a private investor. Mr. Robert Wayne Morgan will devote 10% of his time or four hours per week to our operation. Robert Wayne Morgan, our sole officer and director, no experience in surveying, exploration, and excavation activities or any direct training or experience in those areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. As a result, his decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry. Robert Wayne Morgan has devoted approximately 200 hours to or 10% of his time to our affairs since we were incorporated.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr. Robert Wayne Morgan's devotion of time to projects that do not involve us. In the event that Mr. Robert Wayne Morgan ceases devoting time to our operations, he has agreed to resign as an officer and director.

In the event Mr. Morgan resigns as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 23, 2004 through March 31, 2005. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended March 31, 2005. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Securities
Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Robert Wayne Morgan	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0

We have not paid any salaries in 2005, and we do not anticipate paying any salaries at any time in 2005. We will not begin paying salaries until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members on the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Robert Wayne Morgan	5,000,000	62.41%
1128 Quebec Street, Suite 407
Vancouver, British Columbia
Canada V6A 4E1

All Officers and Directors	5,000,000	62.41%
as a Group (1 person)

[1] The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Robert Wayne Morgan is our only "promoter".

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Robert Wayne Morgan, our president and sole director, has not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from Mr. Robert Wayne Morgan, other than the possible transfer of the property. In the event that the property is transferred to us, it will be transferred to a wholly owned subsidiary corporation to be formed by us and there will be no consideration for the transfer of the property.

In March 2004, we issued a total of 5,000,000 shares of restricted common stock to Robert Wayne Morgan, our sole officer and director, in consideration of $5,000. This was accounted for as a purchase of common stock.

In March 2004, Mr. Robert Wayne Morgan loaned us $14,452 to pay for the cost of staking the property, for legal fees connected with our incorporation, paid a portion of the legal fees for this offering, and paid accounting fees.

On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-116229, permitting us to offer up to 4,000,000 shares of common stock at $0.05 per share. There was no underwriter involved in our public offering.

On April 5, 2005, we completed our public offering by raising $150,575 we sold 3,011,500 shares of our common stock at an offering price of $0.05 per share.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116229 on June 7, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	James Gang Mining Claim.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$ -0-	Telford & Sadovnick, Certified Public Accountants
2004	$3,500	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$ -0-	Telford & Sadovnick, Certified Public Accountants
2004	$1,096	Morgan & Company, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$ 0	Telford & Sadovnick, Certified Public Accountants
2004	$0	Morgan & Company, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$0	Telford & Sadovnick, Certified Public Accountants
2004	$0	Morgan & Company, Chartered Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant' s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June, 2005.

LAYCOR VENTURES CORP.

BY:	/s/ Robert Wayne Morgan

Robert Wayne Morgan, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors cipal Financial Officer, and Principal Accounting Officer