Form 10QSB
period 2005-06-30
Laycor Ventures Corp.
filed 2005-08-15
CIK 1292518

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51403

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

PART I.   FINANCIAL STATEMENTS

Item 1.   Financial Statements

These financial statements are prepared by and are the responsiblity of management and are unaudited. Please read the notes in conjunction with these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	MARCH 31
	2005	2005
		(Audited)
ASSETS
Current
Cash and cash equivalents	$134,751	$143,220
Prepaid expenses	2,645	-

	$137,396	$143,220

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,535	$4,175
Due to shareholder	21,740	20,097
	23,275	24,272

Going Concern Contingency (Note 2)

STOCKHOLDERS' EQUITY

Stock Capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued:
8,011,500 common shares at June 30, 2005 and
5,000,000 common shares at March 31, 2005	8,012	5,000

Additional Paid-In Capital	147,563	-

Subscriptions Received	-	150,475

Deficit Accumulated During The Exploration Stage	(41,454)	(36,527)
	114,121	118,948

	$137,396	$143,220

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	THREE MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Automobile expenses	-	42	42
Filing fees	2,920	100	3,345
General and administrative	539	91	630
Interest and bank charges	24	23	165
Mineral claim payment	-	26	2,998
Office expenses	30	-	58
Professional fees	190	1,748	30,665
Promotion and entertainment	200	42	277
Travel	1,024	12	3,274

Net Loss For The Period	$4,927	$2,084	$41,454

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	7,051,791	5,000,000

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	THREE MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(4,927)	$(2,084)	$(41,454)

Adjustment To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in accounts payable and accrued liabilities	(2,640)	-	1,535
Change in prepaid expenses	(2,645)	-	(2,645)
	(10,212)	(2,084)	(42,564)

Cash Flows From Financing Activities
Issue of capital stock	100	-	155,575
Increase in due to shareholder	1,643	232	21,740
	1,743	232	177,315

Increase (Decrease) In Cash For The Period	(8,469)	(1,852)	134,751

Cash And Cash Equivalents, Beginning Of Period	143,220	5,000	-

Cash And Cash Equivalents, End Of Period	$134,751	$3,148	$134,751

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, MARCH 23, 2004, TO JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Beginning balance,
March 23, 2004	-	$-	$-	$-	$-	$-

Shares issued for
cash at $0.001	5,000,000	5,000	-	-	-	5,000
Net loss for the
period	-	-	-	-	(14,452)	(14,452)

Balance, March 31,
2004	5,000,000	5,000	-	-	(14,452)	(9,452)

Share subscriptions
received	-	-	-	150,475	-	150,475
Net loss for the year	-	-	-	-	(22,075)	(22,075)

Balance, March 31,
2005	5,000,000	5,000	-	150,475	(36,527)	118,948

Shares issued for cash
at $0.05	3,011,500	3,012	147,563	(150,475)	-	100
Net loss for the
period	-	-	-	-	(4,927)	(4,927)

Balance, June 30,
2005	8,011,500	$8,012	$147,563	$-	$(41,454)	$114,121

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements, and notes thereto, included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the three month period ended June 30, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

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

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $41,454 for the period from inception, March 23, 2004 to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005
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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company's significant accounting policies.

4.	MINERAL CLAIM INTEREST

The Company holds a 100% interest in a mineral claim located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada.

5.	DUE TO SHAREHOLDER

The amount due to shareholder is unsecured and interest free with no specified terms of repayment.

6.	COMMON STOCK

On April 29, 2005, the Company closed a private placement and issued 3,011,500 common shares at $0.05 per share. Proceeds of $150,475 were received prior to March 31, 2005.

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

Results of Operations

From Inception on March 23, 2004

We intend to retain the services of a mining engineer to supervise our plan of operation. We have labeled his activities "consulting services" throughout this report. The mining engineer retained by us will be an unrelated third party. We have not selected the consultant as of the date hereof and will not select the consultant unless at least the minimum amount of our public offering is raised.

We will be exploring one property containing one claim. The property has been staked and will begin our exploration plan upon completion of our public offering.

Since inception, we have used a loan from Robert Wayne Morgan, our sole officer and director to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Robert Wayne Morgan from inception on March 23, 2004 to June 30, 2005 was $21,740. The loan is not evidenced by any written instrument and is to be repaid only in the event that mineralized material is found on the property. The loan may be repaid from the proceeds from our public offering. It will only be repaid from subsequent funds received from operations.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in March 2004. This was accounted for as a purchase of shares of common stock.

As of June 30, 2005, our total assets were $137,396 and our total liabilities were $23,275.

We issued 3,011,500 shares of common stock in our public offering declared effective February 11, 2005 and raised $150,575.

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

Changes in Internal Controls

There were no changes in our internal controls or, to the Company's knowledge, in other factors that could affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II.   OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS

On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. As of June 30, 2005, we spent the following:

Accounting	$4,000
Legal	175
TOTAL	$4,175

ITEM 6.     EXHIBITS

(a)   The following Exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2005.

LAYCOR VENTURES CORP.
(Registrant)

BY:	/s/ Robert Wayne Morgan
Robert Wayne Morgan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors