Form 10QSB
period 2005-09-30
Laycor Ventures Corp.
filed 2005-11-14
CIK 1292518

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [   ]

========================================================================================

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

These financial statements are prepared by and are the responsibility of management and are unaudited. Please read the notes in conjunction with these financial statements.

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2005	2005
		(Audited)
ASSETS
Current
Cash and cash equivalents	$114,306	$143,220
Prepaid expenses	22,570	-

	$136,876	$143,220

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,343	$4,175
Due to shareholder (Note 5)	21,740	20,097
	25,083	24,272
Going Concern Contingency (Note 2)

STOCKHOLDERS' EQUITY
Stock Capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued:
8,011,500 common shares at September 30, 2005
5,000,000 common shares at March 31, 2005	8,012	5,000

Additional Paid-In Capital	147,563	-

Subscriptions Received	-	150,475

Deficit Accumulated During The Exploration Stage	(43,782)	(36,527)
	111,793	118,948

	$136,876	$143,220

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 23
	THREE MONTHS ENDED		SIX MONTHS ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Automobile expenses	-	-	-	42	42
Filing fees	175	-	3,095	100	3,520
General and administrative	-	-	539	91	630
Interest and bank charges	47	18	71	41	212
Mineral claim payment	-	-	-	26	2,998
Office expenses	-	28	30	28	58
Professional fees	3,343	-	3,533	1,748	34,010
Promotion and entertainment	-	-	200	42	277
Travel	-	1,163	1,024	1,175	3,272
	3,565	1,209	8,492	3,293	45,019
Interest income	(1,237)	-	(1,237)	-	(1,237)

Net Loss For The Period	$2,328	$1,209	$7,255	$3,293	$43,782

Basic And Diluted
Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Shares Outstanding	8,011,500	5,000,000	7,534,268	5,000,000

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	SIX MONTHS ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(7,255)	$(3,293)	$(43,782)

Adjustment To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in accounts payable and accrued liabilities	(832)	-	3,343
Change in prepaid expenses	(22,570)	-	(22,570)
	(30,657)	(3,293)	(63,009)

Cash Flows From Financing Activities
Issue of capital stock	100	-	155,575
Increase in due to shareholder	1,643	1,423	21,740
	1,743	1,423	177,315

Increase (Decrease) In Cash For The Period	(28,914)	(1,870)	114,306

Cash And Cash Equivalents, Beginning Of Period	143,220	5,000	-

Cash And Cash Equivalents, End Of Period	$114,306	$3,130	$114,306

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, MARCH 23, 2004, TO SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Beginning balance,
March 23, 2004	-	$-	$-	$-	$-	$-

Shares issued for
cash at $0.001	5,000,000	5,000	-	-	-	5,000
Net loss for the period	-	-	-	-	(14,452)	(14,452)

Balance, March 31,
2004	5,000,000	5,000	-	-	(14,452)	(9,452)

Share subscriptions
received	-	-	-	150,475	-	150,475
Net loss for the year	-	-	-	-	(22,075)	(22,075)

Balance, March 31, 2005	5,000,000	5,000	-	150,475	(36,527)	118,948

Shares issued for cash
at $0.05	3,011,500	3,012	147,563	(150,475)	-	100
Net loss for the period	-	-	-	-	(7,255)	(7,255)

Balance, September 30,
2005	8,011,500	$8,012	$147,563	$-	$(43,782)	$111,793

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements, and notes thereto, included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the six month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $43,782 for the period from inception, March 23, 2004 to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
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

The Company holds a 100% interest in a mineral claim located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. During the quarter ended September 30, 2005 the entered into an agreement to fund exploration of the Rock Creek, BC project. The agreement is for $40,000 to be spent over a 30 day period. $20,000 was advanced as a prepaid expense.

5.	DUE TO SHAREHOLDER

The amount due to shareholder is unsecured and interest free with no specified terms of repayment.

6.	COMMON STOCK

On April 29, 2005, the Company closed a private placement and issued 3,011,500 common shares at $0.05 per share for total proceeds of $150,575.

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

Since inception, we have used a loan from Robert Wayne Morgan, our sole officer and director to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Robert Wayne Morgan from inception on March 23, 2004 to September 30, 2005 was $21,740. The loan is not evidenced by any written instrument and is to be repaid only in the event that mineralized material is found on the property. The loan may be repaid from the proceeds from our public offering.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in March 2004. This was accounted for as a purchase of shares of common stock.

As of September 30, 2005, our total assets were $136,876 and our total liabilities were $25,083.

We issued 3,011,500 shares of common stock in our public offering declared effective February 11, 2005 and raised $150,575.

There are no documents evidencing the loan by Robert Wayne Morgan to us. The agreement with Robert Wayne Morgan is oral. The loan may be repaid from proceeds from our public offering. The loan is interest free.

ITEM 3.     CONTROLS AND PROCEDURES

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

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.   OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS

On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. As of September 30, 2005, we spent the following:

Accounting	$4,000
Legal	175
Services	100
TOTAL	$4,275

ITEM 6.     EXHIBITS

(a)   The following Exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2005.

LAYCOR VENTURES CORP.
(Registrant)

BY:	/s/ Robert Wayne Morgan
Robert Wayne Morgan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors