Form 10QSB
period 2005-12-31
Laycor Ventures Corp.
filed 2006-02-14
CIK 1292518

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2005

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

==========================================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2005	2005

ASSETS

Current
Cash and cash equivalents	$108,260	$143,220

LIABILITIES

Current
Accounts payable and accrued liabilities	$23,902	$4,175
Due to shareholder	21,740	20,097
	45,642	24,272

STOCKHOLDERS= EQUITY

Stock Capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
8,011,500 voting common shares at December 31, 2005
5,000,000 voting common shares at March 31, 2005	8,012	5,000

Additional Paid-In Capital	147,563	-

Subscriptions Received	-	150,475

Deficit Accumulated During The Exploration Stage	(92,957)	(36,527)
	62,618	118,948

	$108,260	$143,220

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 23
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Automobile expenses	-	-	-	42	42
Consulting	43,000	-	43,000	-	43,000
Filing fees	70	-	3,165	100	3,590
General and administrative	-	-	539	91	630
Interest and bank charges	20	18	91	59	232
Mineral claim payment	-	-	-	26	2,998
Office expenses	7	1,460	37	28	65
Professional fees	6,496	-	10,029	3,208	40,506
Promotion and entertainment	-	-	200	42	277
Travel	-	-	1,024	1,175	3,272
	49,593	1,478	58,085	4,771	94,612

Other Income	(418)	-	(1,655)	-	(1,655)

Net Loss For The Period	$49,175	$1,478	$56,430	$4,771	$92,957

Basic And Diluted
Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number
Of Shares Outstanding	8,011,500	5,000,000	7,693,924	5,000,000

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	NINE MONTHS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(56,430)	$(4,771)	$(92,957)

Adjustment To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable and accrued liabilities	19,727	1,460	23,902
	(36,703)	(3,311)	(69,055)

Cash Flows From Financing Activities
Issue of capital stock	100	-	155,575
Increase in due to shareholder	1,643	1,423	21,740
	1,743	1,423	177,315

Increase (Decrease) In Cash For The Period	(34,960)	(1,888)	108,260

Cash And Cash Equivalents, Beginning Of Period	143,220	5,000	-

Cash And Cash Equivalents, End Of Period	$108,260	$3,112	$108,260

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, MARCH 23, 2004, TO DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Beginning balance,
March 23, 2004	-	$-	$-	$-	$-	$-

Shares issued for
cash at $0.001	5,000,000	5,000	-	-	-	5,000
Net loss for the period	-	-	-	-	(14,452)	(14,452)

Balance, March 31,
2004	5,000,000	5,000	-	-	(14,452)	(9,452)

Share subscriptions
received	-	-	-	150,475	-	150,475
Net loss for the year	-	-	-	-	(22,075)	(22,075)

Balance, March 31,
2005	5,000,000	5,000	-	150,475	(36,527)	118,948

Shares issued for cash
at $0.05	3,011,500	3,012	147,563	(150,475)	-	100
Net loss for the period	-	-	-	-	(56,430)	(56,430)

Balance, December
31, 2005	8,011,500	$8,012	$147,563	$-	$(92,957)	$62,618

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company= s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company= s financial statements, and notes thereto, included in the Company= s Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company= s Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the nine month period ended December 31, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

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

The financial statements have, in management= s opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company= s significant accounting policies.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	MINERAL CLAIM INTEREST

The Company holds a 100% interest in a mineral claim located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. During the quarter ended September 30, 2005, the Company entered into an agreement to fund exploration of the Rock Creek, BC project. The agreement is for $40,000 to be spent over a 30 day period. The total has been expensed in the quarter ending December 31, 2005.

4.	DUE TO SHAREHOLDER

The amount due to shareholder is unsecured and interest free with no specified terms of repayment.

5.	COMMON STOCK

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

We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. We have sufficient cash to maintain operations for the next twelve months. Our success or failure will be determined by what we find under the ground.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

Our sole officer and director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

To become profitable and competitive, we must find an ore body and begin extracting the ore.

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

We will be exploring one property containing one claim. The property has been staked and we have initiated our exploration program.

Since inception, we have used a loan from Robert Wayne Morgan, our sole officer and director to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Robert Wayne Morgan from inception on March 23, 2004 to December 31, 2005 was $21,740. The loan is not evidenced by any written instrument and is to be repaid only in the event that mineralized material is found on the property. The loan may be repaid from the proceeds from our public offering.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

In March 2004, we issued 5,000,000 shares of common stock to Robert Wayne Morgan pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of December 31, 2005, our total assets were $108,260 and our total liabilities were $45,642.

In April 2005, we issued 3,011,500 shares of common stock in our public offering and raised $150,575.

As of December 31, 2005, our total assets were $108,260 and our total liabilities were $45,642.

Since inception, we have used a loan from Robert Wayne Morgan, our sole officer and director to stake the property, to incorporate us and for legal and accounting expenses. Net cash provided by Mr. Morgan from inception on March 23, 2004 to December 31, 2005 was $21,740. On January 6, 2006 the loan was repaid.

ITEM 3. CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS

On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. As of December 31, 2005, we spent the following:

Accounting	$4,000
Legal	175
Services	100
TOTAL	$4,275

ITEM 6.     EXHIBITS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2006.

LAYCOR VENTURES CORP.
(Registrant)

BY:	/s/ Robert Wayne Morgan
Robert Wayne Morgan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors