Form 10KSB
period 2006-03-31
Laycor Ventures Corp.
filed 2006-06-29
CIK 1292518

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended March 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

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

============================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year March 31, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006: $2,108,050.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 26, 2006: 8,011,500

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

Background

In March 2004, our president, Robert Wayne Morgan, acquired one mineral property containing one mining claim in British Columbia, Canada by paying for $1,118 to Madman Mining Co., Ltd., a non-affiliated third party. Gerard Gallissant is a staking agent employed by Madman Mining Co., Ltd. Madman Mining Co., Ltd. is located 700 West Pender Street, Suite 604, Vancouver, British Columbia, Canada V6C 1G8. Mr. Gallissant has been staking claims since 1962. His British Columbia license number is 109141.

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

MAP 2

119° 01'
ROCK CREEK
PROJECT
N
49° 08'
Crown Point Showing
CG L2448
(not part of Laycor Holdings)
Maybe Showing
Leona Showing
Hwy 33 - Rock Creek 5 miles

0 1000m 2000m

Scale 1:25,000

- Contour Interval = 100 ft
- Contour Interval = 500 ft
- Main Roads
- Secondary Roads & Trails
- Rivers & Creeks
- Mineral Showings

LAYCOR VENTURES CORP.

PROJECT: *ROCK CREEK PROJECT*

CLAIM & TOPOGRAPHY MAP

Greenwood M.D.
N.T.S. 082E/03E

DATE:	Mar. 04	DRAWING NO.	
REF. NO.	RckCk 04 02		FIGURE 2

GeoGraphix

Claims

The following is a list of the tenure number, claim, date of recording and expiration date of the claim:

Claim No.	Document Description	Date of Recording	Date of Expiration

408850	James Gang Mining Claim.	March 1, 2004	March 1, 2007

The claim measures approximately 50 acres in size.

In order to maintain this claim Robert Wayne Morgan must pay a fee of CDN$100 per year per claim. Mr. Robert Wayne Morgan can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2006. We have no idea if the fee to renew the claim will increase after 2006. There is no grace period and if Mr. Robert Wayne Morgan misses renewing the claim, the claim will terminate. Mr. Robert Wayne Morgan will not cause the claim to expire as a result of not renewing the claim.

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

History of Previous Work

The property is located within the Boundary Mining District of south-central British Columbia. There is physical evidence of previous work on the property consisting of mine shafts and adits. There is no public record of an exploration work on the property since 1987. In addition, there is no record of any drilling ever being carried out on our claim.

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

We may decide to interest other companies in the property if we find mineralized materials.

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

  Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months because we have incurred a net loss since inception to March 31, 2006 of $102,940, not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our exploration activities.

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

  We were incorporated in March 2004 and we have started limited business operations. We have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $102,940. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

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

  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

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

During the fourth quarter of 2006, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "LYVN."A summary of trading by quarter for the 2006 and 2005 fiscal years is as follows:

Of the 8,011,500 shares of common stock outstanding as of June 6, 2005, 5,000,000 shares were owned by Mr. Morgan and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 26, 2006, there were 60 shareholders of record.

Fiscal Quarter	High Bid	Low Bid
Fourth Quarter 1-1-06 to 3-31-06	$1.75	$0.70
Third Quarter 10-1-05 to 12-31-05	$1.98	$0.07
Second Quarter 7-1-05 to 9-31-05	$0	$0
First Quarter 4-1-05 to 6-30-05	$0	$0

Fourth Quarter 1-1-05 to 3-31-05	$0	$0
Third Quarter 10-1-04 to 12-31-04	$0	$0
Second Quarter 7-1-04 to 9-31-04	$0	$0
First Quarter 4-1-04 to 6-30-04	$0	$0

Status of our public offering

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

Since then, we have spent the proceeds of our public offering as follows:

Consulting Services	$29,250
Core Drilling	$5,400
Analyzing Samples	$5,350
Accounting	$10,631
Legal	$12,249
TOTAL	$66,880

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

Section 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We have completed phase 1 of our exploration program on the Rock Creek Project consisting of the James Gang mineral claim located approximately 6 miles of Rock Creek, in south central British Colombia, Canada. The program consisted of geological mapping and prospecting auger geochemical survey, rock sampling and control grid emplacement.

A total of 23 rocks, grab and narrow chip samples were collected from the old workings. 21 of the 23 rock samples analyzed returned less than anomalous values of Au, AG, Zn or Pb. Two of the samples returned anomalous or better values of Ag, Zn and Pb. So far the mineralization is restricted to narrow quartz veins ranging in horizontal distances from 12 feet to 340 feet. Other areas of the project remain untested, and as there has been mineralizing geological event(s) within the Property it is possible that there is mineralization not yet discovered in these areas.

We may attempt to interest other companies in the property given the current metal prices.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following is our milestone:

1.     In the last 6 months, retain our consultant to manage the exploration of the property.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. We may seek equity financing to provide capital for further exploration.

Results of Operations

From Inception on March 23, 2004

We retained the services of a mining engineer to supervise our plan of operation. We have labeled his activities "consulting services" throughout this prospectus. The mining engineer retained by us is an unrelated third party.

We are exploring one property containing one claim.

Since inception, we have used a loan from Robert Wayne Morgan, our sole officer and director to stake the property, to incorporate us and for legal and accounting expenses. Net cash provided by Mr. Morgan from inception on March 23, 2004 to December 31, 2005 was $21,740. On January 6, 2006 the loan was repaid.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in March 2004. This was accounted for as a purchase of shares of common stock.

As of March 31, 2006, our total assets were $79,783 and our total liabilities were $27,148.

We issued 3,011,500 shares of common stock through our public offering declared effective on February 11, 2005 and raised $150,575. This was accounted for as a purchase of shares of common stock.

At March 31, 2006, we had working capital of $52,635 compared to a working capital deficit of $118,948 at March 31, 2005.

At March 31, 2006, our total assets of $79,783 consisted of cash.

At March 31, 2006, our total liabilities were $27,148.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Laycor Ventures Corp.

We have audited the accompanying Balance Sheets of Laycor Ventures Inc. (an Exploration Stage Company) as of March 31, 2006 and 2005 and the related Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for each of the years then ended and for the period from inception on March 23, 2004 to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the Company's financial statements as at March 31, 2004 and for the period from March 23, 2004 (Inception) to March 31, 2004, in the statements of operations, stockholders' equity (deficiency) and cash flows, which were audited by other auditors whose report, dated April 16, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from March 23, 2004 (inception) to March 31, 2004, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Laycor Ventures Corp. (an Exploration Stage Company) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended and for the period from inception on March 23, 2004 to March 31, 2006, in conformity with U.S. generally accepted accounting principles.

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
June 13, 2006

Index

LAYCOR VENTURES CORP.
 (An Exploration St age Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31
	2006	2005

ASSETS

Current
Cash and cash equivalent	$79,783	$143,220

LIABILITIES

Current
Accounts payable and accrued liabilities	$27,148	$4,175
Due to shareholder	-	20,097
	27,148	24,272

STOCKHOLDERS' EQUITY

Stock Capital
Authorized:
100,000,000 voting common shares with a par value of
$0.001 per share
100,000,000 non-voting preferred shares with a par value
of $0.001 per share

Issued:
8,011,500 common shares at March 31, 2006
5,000,000 common shares at March 31, 2005	8,012	5,000

Additional paid-in capital	147,563	-

Subscriptions received	-	150,475

Deficit Accumulated During The Exploration Stage	(102,940)	(36,527)
	52,635	118,948

	$79,783	$143,220

The accompanying notes are an integral part of the financial statements.

Index

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	YEARS ENDED		2004 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Automobile expenses	-	42	42
Consulting	3,000	-	3,000
Filing fees	3,370	425	3,795
General and administrative	534	91	625
Interest and bank charges	116	141	257
Mineral property acquisition and exploration	40,000	1,118	42,998
Office expenses	37	28	65
Professional fees	18,991	18,980	49,468
Promotion and entertainment	877	77	954
Travel	1,559	1,173	3,807

	68,484	22,075	105,011
Other Income	(2,071)	-	(2,071)

Net Loss For The Period	$66,413	$22,075	$102,940

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	7,396,919	5,000,000

The accompanying notes are an integral part of the financial statements.

Index

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	YEARS ENDED		2004 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(66,413)	$(22,075)	$(102,940)

Changes in non-cash working capital item:
Change in accounts payable and
accrued liabilities	22,973	4,175	27,148
	(43,440)	(17,900)	(75,792)

Cash Flows From Financing Activities
Share subscriptions received	(150,475)	150,475	-
Issue of capital stock for cash	150,575	-	155,575
(Decrease) increase in due to shareholder	(20,097)	5,645	-
	(19,997)	156,120	155,575

Increase (Decrease) In Cash And Cash
Equivalent For The Period	(63,437)	138,220	79,783

Cash And Cash Equivalent, Beginning Of Period	143,220	5,000	-

Cash And Cash Equivalent, End Of Period	$79,783	$143,220	$79,783

The accompanying notes are an integral part of the financial statements.

Index

LAYCOR VENTURES CORP.
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FROM THE PERIOD FROM INCEPTION, MARCH 23, 2004, TO MARCH 31, 2006
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Beginning balance,
March 23, 2004	-	$-	$-	$-	$-	$-

Shares issued for cash
at $0.001	5,000,000	5,000	-	-	-	5,000
Net loss for the period	-	-	-	-	(14,452)	(14,452)

Balance, March 31, 2004	5,000,000	5,000	-	-	(14,452)	(9,452)

Share subscriptions
received	-	-	-	150,475	-	150,475
Net loss for the year	-	-	-	-	(22,075)	(22,075)

Balance, March 31, 2005	5,000,000	5,000	-	150,475	(36,527)	118,948

Shares issued for
cash at $0.05	3,011,500	3,012	147,563	(150,475)	-	100
Net loss for the
period	-	-	-	-	(66,413)	(66,413)

Balance, March 31
2006	8,011,500	$8,012	$147,563	$-	$(102,940)	$52,635

The accompanying notes are an integral part of the financial statements.

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	OPERATIONS AND GOING CONCERN

Organization

The Company was incorporated in the State of Nevada, U.S.A., on March 23, 2004. The year end of the Company is March 31.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

As shown in the accompanying financial statements, the Company has incurred a net loss of $102,940 for the period from inception, March 23, 2004 to March 31, 2006, and has no revenue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash consists of cash on deposit with a bank. The Company places its cash with a high quality financial institution and, to date, has not experienced losses on any of its balances.

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Mineral Property Acquisition Payments and Exploration Costs

Acquisition Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

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

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Mineral Property Acquisition Payments and Exploration Costs (Continued)

The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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

	d)	Foreign Currency Translation

The Company's functional and reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.
		iv)	Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the local functional currency are recorded in the Statement of Operations.

	e)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	g)	Regulatory Matters

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

	h)	Impaired Asset Policy

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

	i)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Environmental Protection and Reclamation Costs (Continued)

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against Statements of Operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration

	j)	Financial Instruments

The Company's financial instruments consist of cash and cash equivalent, accounts payable and accrued liabilities, and due to shareholder.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

	k)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

The FASB issued FASB Interpretation No. ("FIN") 47 - "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

b)

In November 2005, the FASB issued Staff Position No. FAS 115-1 - "The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 - "Accounting for Stripping Costs in the Mining Industry ("EITF Issue 04-6"), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 - "Restatement and Revision of Accounting Research Bulletins, Chapter 4, "Inventory Pricing", ("ARB No. 43"). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

d)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position or cash flows.

e)

In May 2005, the FASB issued SFAS No.154 ("SFAS 154") - "Accounting Changes and Error Corrections". SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No.154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No.154 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

4.	DUE TO SHAREHOLDER

The amount of $nil (2005 - $20,097) due to shareholder is unsecured and interest free with no specified terms of repayment. During the year ended March 31, 2006, the amount was repaid.

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

5.	MINERAL CLAIM INTEREST

The Company, through its shareholder, holds a 100% interest in a mineral claim located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. During the quarter ended September 30, 2005, the Company entered into an agreement to fund exploration of the Rock Creek, BC project. The agreement is for $40,000 to be spent over a 30 day period. The total has been expensed in the quarter ending December 31, 2005.

6.	CAPITAL STOCK

	On April 29, 2005, the Company closed a public offering and issued 3,011,500 common shares at $0.05 per share for total proceeds of $150,575.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

8.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 - 34%) to income before income taxes. The difference results from the following items:

		2006	2005

	Computed expected (benefit of) income taxes	$(22,600)	$(7,500)
	Increase in valuation allowance	22,600	7,500

		$-	$-

Index

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)

8.	INCOME TAXES (Continued)

	Significant components of the Company's deferred income tax assets are as follows:

		2006	2005
	Operating loss carry forward	$59,942	$33,529
	Mineral property acquisition and exploration expense	42,998	2,998
		102,940	36,527

	Statutory tax rate	34%	34%

	Deferred income tax assets	$35,000	$12,400
	Valuation allowance	(35,000)	(12,400)

	Net deferred tax assets	$-	$-

The Company has incurred operating losses of approximately $59,942 which, if unutilized, will expire through to 2026. Subject to certain restrictions, the Company has mineral property acquisition and exploration expenditures of $42,998 to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

			EXPIRATION
			DATE OF
			INCOME TAX
			OPERATING
		NET	LOSS CARRY
		LOSS	FORWARDS

	2004	$12,572	2024
	2005	20,957	2025
	2006	26,413	2026

	Total income tax operating loss carry forwards.	$59,942

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the appointment of Telford Sadovnic, PLLC on May 24, 2005 through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2006, included in this report have been audited by Telford Sadovnick, PLLC, Certified Public Accountants, 114 West Magnolia Street, Suite 423, Bellingham, Washington 98225, as set forth in this annual report.

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

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 23, 2004 through March 31, 2006 The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended March 31, 2006. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Securities
Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Robert Wayne Morgan	2006	0	0	0	0	0	0	0
President	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

We have not paid any salaries in 2006, and we do not anticipate paying any salaries at any time in 2006. We will not begin paying salaries until we have adequate funds to do so.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116229 on June 30, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

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

The following documents are included herein:

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$-0-	Telford, Sadovnick, Certified Public Accountants
2005	$4,500	Telford, Sadovnick, Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$1,695	Telford, Sadovnick, Certified Public Accountants
2005	$-0-	Telford, Sadovnick, Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$-0-	Telford, Sadovnick, Certified Public Accountants
2005	$-0-	Telford, Sadovnick, Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$-0-	Telford, Sadovnick, Certified Public Accountants
2005	$-0-	Telford, Sadovnick, Certified Public Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June, 2006.

LAYCOR VENTURES CORP.

BY:	ROBERT WAYNE MORGAN
Robert Wayne Morgan, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors