Form 10QSB
period 2006-06-30
Laycor Ventures Corp.
filed 2006-08-14
CIK 1292518

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

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

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	MARCH 31
	2006	2006
		(Audited)
ASSETS

Current
Cash and cash equivalents	$51,194	$79,783
Prepaid expenses	352	-

	$51,546	$79,783

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,980	$27,148
	2,980	27,148

Going Concern Contingency (Note 1)

STOCKHOLDERS' EQUITY

Stock Capital
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued:
8,011,500 common shares at June 30, 2006	8,012	8,012

Additional Paid-In Capital	147,563	-

Subscriptions Received	-	147,563

Deficit Accumulated During The Exploration Stage	(107,009)	(102,940)
	48,566	52,635

	$51,546	$79,783

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	THREE MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Automobile expenses	-	-	42
Consulting	2,500	-	5,500
Filing fees	400	2,920	4,195
General and administrative	-	539	625
Interest and bank charges	47	24	304
Mineral claim payment	-	-	42,998
Office expenses	-	30	65
Professional fees	1,580	190	51,046
Promotion and entertainment	-	200	954
Travel	-	1,024	3,809
	4,527	4,927	109,538
Other Income	(458)	-	(2,529)

Net Loss For The Period	$(4,069)	$(4,927)	$(107,009)

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares
Outstanding	8,011,500	7,051,791

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	THREE MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(4,069)	$(4,927)	$(107,009)

Adjustment To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in accounts payable and accrued liabilities	(24,168)	(2,640)	2,980
Change in prepaid expenses	(352)	(2,645)	(352)
	(24,520)	(10,212)	2,628

Cash Flows From Financing Activities
Issue of capital stock	-	100	155,575
Increase in due to shareholder	-	1,643	-
	-	1,743	155,575

Increase (Decrease) In Cash For The Period	(28,589)	(8,469)	51,194

Cash And Cash Equivalents, Beginning
Of Period	79,783	143,220	-

Cash And Cash Equivalents, End Of Period	$51,194	$134,751	$51,194

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, MARCH 23, 2004, TO JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Beginning balance, March 23, 2004	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.001	5,000,000	5,000	-	-	-	5,000
Net loss for the period	-	-	-	-	(14,452)	(14,452)

Balance, March 31, 2004	5,000,000	5,000	-	-	(14,452)	(9,452)

Share subscriptions received	-	-	-	150,475	-	150,475
Net loss for the year	-	-	-	-	(22,075)	(22,075)

Balance, March 31, 2005	5,000,000	5,000	-	150,475	(36,527)	118,948

Shares issued for cash at $0.05	3,011,500	3,012	147,563	(150,475)	-	100
Net loss for the year	-	-	-	-	(66,413)	(66,413)

Balance, March 31, 2006	8,011,500	8,012	147,563	-	(102,940)	52,635

Net loss for the period	-	-	-	-	(4,069)	(4,069)

Balance, June 30, 2006	8,011,500	$8,012	$147,563	$-	$(107,009)	$48,566

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements, and notes thereto, included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $107,009 for the period from inception, March 23, 2004 to June 30, 2006, and has no sales.

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company's significant accounting policies.

	a)	Mineral Property Acquisition Payments and Exploration Costs

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.		SIGNIFICANT ACCOUNTING POLICIES (Continued)

	a)	Mineral Property Acquisition Payments and Exploration Costs (Continued)

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

4.		DUE TO SHAREHOLDER

The amount due to shareholder is unsecured and interest free with no specified terms of repayment.

5.		CAPITAL STOCK

On April 29, 2005, the Company closed a public offering and issued 3,011,500 common shares at $0.05 per share for total proceeds of $150,575.

6.		COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. We may not have sufficient cash to maintain operations for the next twelve months. Our success or failure will be determined by what we find under the ground.

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

We may attempt to interest other companies in the property if we find mineralized materials.

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

Results of Operations

From Inception on March 23, 2004

We have retained the services of a mining engineer to supervise our plan of operation. We have labeled his activities "consulting services" throughout this report. The mining engineer retained by us will be an unrelated third party.

We are exploring one property containing one claim.

Since inception, we have used a loan from Robert Wayne Morgan, our sole officer and director to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Robert Wayne Morgan from inception on March 23, 2004 to June 30, 2006 was $21,740. On January 6, 2006, the loan was repaid.

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

As of June 30, 2006, our total assets were $51,546 and our total liabilities were $2,980 compared to June 30, 2005, our total assets were $137,396 and our total liabilities were $23,275.

Since inception, we have used a loan from Robert Wayne Morgan, our sole officer and director to stake the property, to incorporate us and for legal and accounting expenses. Net cash provided by Mr. Morgan from inception on March 23, 2004 to June 30, 2006 was $21,740. On January 6, 2006, the loan was repaid.

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

PART II.   OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS

On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. As of June 30, 2006, we spent the following:

Consulting Services	$31,750
Core Drilling	$5,400
Analyzing Samples	$5,350
Accounting	$11,631
Legal	12,829
TOTAL	$70,960

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2006.

LAYCOR VENTURES CORP.
(Registrant)

BY:	ROBERT WAYNE MORGAN
Robert Wayne Morgan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors