Form 10KSB/A
period 2006-03-31
Laycor Ventures Corp.
filed 2007-02-14
CIK 1292518

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A-1

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

========================================================================================================

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

A total of 23 rocks, grab and narrow chip samples were collected from the old workings. 21 of the 23 rock samples analyzed returned less than anomalous values of Au, Ag, Zn or Pb. Two of the samples returned anomalous or better values of Ag, Zn and Pb. So far the mineralization is restricted to narrow quartz veins ranging in horizontal distances from 12 feet to 340 feet. Given the combination of narrow vein widths and short strike lengths and low values of Au, Ag, Zn, and Pb it is highly unlikely that an economic body of mineralization exists. However other areas of the property remain untested. We plan to do another exploration program of reconnaissance prospecting , geological mapping and rock and soil sampling; but we will have to raise additional funds to stay in operation for the next 12 months. It will be difficult to raise additional funds given the low mineral values of our Phase 1 exploration program. We will attempt to find a partner to fund our project as well as raise additional funds. We may also acquire other mining properties to explore and will need to raise additional capital to stay in operation for the next 12 months.

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

At March 31, 2006, we had working capital of $52,635 compared to a working capital of $118,948 at March 31, 2005.

At March 31, 2006, our total assets of $79,783 consisted of cash.

At March 31, 2006, our total liabilities were $27,148.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial AssetsC an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements " An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in the our internal controls over financial reporting during the fiscal period covered by this report that materially affected our internal controls over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2007.

LAYCOR VENTURES CORP.

BY:	ROBERT WAYNE MORGAN
Robert Wayne Morgan, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors