Form 10QSB/A
period 2006-09-30
Laycor Ventures Corp.
filed 2007-02-14
CIK 1292518

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

=========================================================================================================

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

  MINERAL CLAIM INTEREST

  Robert Morgan holds 100% interest in the mineral claims located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada on behalf of Laycor Ventures. During the quarter ended September 30,2005, the Company entered into an agreement to fund exploration of the Rock Creek project. The agreement is for $40,000 to be spent over a 30 day period. The total has been expensed in the quarter ending December 31, 2005.

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

We have not been successful at raising additional funds or finding a partner to fund our exploration but in June 2006 we cancelled the James Gang claim and simultaneously staked 2 new claims (both in the name of Robert Morgan) one of which covers the same area/ground as the old James Gang claim. The second claim covers prospective ground to the north and increases the mineral claim holdings from approximately 700 acres to 898 acres.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2007.

LAYCOR VENTURES CORP.
(Registrant)

BY:	ROBERT WAYNE MORGAN
Robert Wayne Morgan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors