Form 10QSB
period 2006-12-31
Laycor Ventures Corp.
filed 2007-02-14
CIK 1292518

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51403

LAYCOR VENTURES CORP.
(Exact name of registrant as specified in its charter)

NEVADA	None
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

========================================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2006	2006

ASSETS

Current
Cash and cash equivalents	$44,431	$79,783

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,089	$27,148

Going Concern Contingency (Note 1)

STOCKHOLDERS’ EQUITY

Stock Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
8,011,500 common shares at December 31, 2006 and
March 31, 2006	8,012	8,012

Additional Paid-In Capital	147,563	147,563

Deficit Accumulated During The Exploration Stage	(116,233)	(102,940)
	39,342	52,635

	$44,431	$79,783

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 23
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Automobile expenses	-	-		-	42
Consulting	-	43,000	2,500	43,000	5,500
Filing fees	-	70	400	3,165	4,195
General and administrative	-	-	-	539	625
Interest and bank charges	20	20	87	91	344
Mineral claim payment	-	-	-	-	42,998
Office expenses	-	7	-	37	65
Professional fees	5,350	6,496	11,630	10,029	61,098
Promotion and
entertainment	-	-	-	200	954
Travel	-	-	-	1,024	3,807
	5,370	49,593	14,617	58,085	119,628
Interest income	(440)	(418)	(1,324)	(1,655)	(3,395)

Net Loss For The Period	$4,930	$49,175	$13,293	$56,430	$116,233

Basic And Diluted Loss
Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average
Number Of Shares
Outstanding	8,011,500	8,011,500	8,011,500	7,693,924

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	NINE MONTHS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(13,293)	$(56,430)	$(116,233)

Adjustment To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in accounts payable and accrued liabilities	(22,059)	19,727	5,089
	(35,352)	(36,703)	(111,144)

Cash Flows From Financing Activities
Issue of capital stock	-	100	155,575
Increase in due to shareholder	-	1,643	-
	-	1,743	155,575

Increase (Decrease) In Cash For The Period	(35,352)	(34,960)	44,431

Cash And Cash Equivalents, Beginning Of Period	79,783	143,220	-

Cash And Cash Equivalents, End Of Period	$44,431	$108,260	$44,431

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements, and notes thereto, included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the nine month period ended December 31, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $116,233 for the period from inception, March 23, 2004 to December 31, 2006, and has no sales.

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company’s significant accounting policies.

	a)	Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are expensed as incurred. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

	b)	Mining Properties

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre- determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Mining Properties (Continued)

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

3.	MINERAL CLAIM INTEREST

Robert Morgan holds 100% interest in the mineral claims located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada on behalf of Laycor Ventures. During the quarter ended September 30,2005, the Company entered into an agreement to fund exploration of the Rock Creek project. The agreement is for $40,000 to be spent over a 30 day period . The total has been expensed in the quarter ending December 31, 2005.

4.	CAPITAL STOCK

On April 29, 2005, the Company closed a public offering and issued 3,011,500 common shares at $0.05 per share for total proceeds of $150,575.

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

The last few months the weather has been severe and prevented us from doing any work on the property and we have not been successful at raising additional funds or finding a partner to fund our exploration.

On February 5,2007 we have received a letter from the Ministry of Environment of British Columbia whereas they are proposing to designate 21 Wildlife Habitat Areas of which will overlap our mineral tenure #536686. With this existing proposal I do not feel it is in Laycor's best interest to proceed with a work program on our claims. Our claims are in good standing until July 6,2007 and July 12,2007( #536980). I am constantly looking at other projects and possible financing for Laycor and will continue to do so.

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

Results of Operations

From Inception on March 23, 2004

We have retained the services of a mining engineer to supervise our plan of operation. We have labeled his activities “consulting services” throughout this report. The mining engineer is an unrelated third party.

We are exploring one property containing one claim.

In June 2006 our mining engineer cancelled the James Gang claim and simultaneously staked a new claim that covers the same area/ground as the “old” James Gang claim. He also staked an adjoining claim that covers prospective ground to the north. Laycor’s mineral claim holdings have increased from approximately 700 acres to 898 acres. At this time we have not proceeded with further exploration of the property because of severe weather conditions.

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

As of December 31, 2006, our total assets were $44,431 and our total liabilities were $5,089 compared to March 31, 2006, our total assets were $79,783 and our total liabilities were $27,148.

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

PART II. OTHER INFORMATION

ITEM 2.    USE OF PROCEEDS

     On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. From the period February 11, 2005 to December 31, 2006 we spent the following:

Consulting Services	$31,750
Core Drilling	$5,400
Analyzing Samples	$5,350
Accounting	$20,681
Legal	$13,409
Services	$907
TOTAL	$77,497

ITEM 6.    EXHIBITS.

The following Exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

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