Form 10KSB
period 2007-03-31
Laycor Ventures Corp.
filed 2007-06-29
CIK 1292518

====================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Year Ended March 31, 2007

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

=====================================================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year March 31, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2007: $1,957,475.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 26, 2007: 8,011,500

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

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Robert Wayne Morgan paid Madman Mining Co., Ltd. $1,880 to stake the claim. The claim is recorded in the name of Robert Wayne Morgan to avoid paying additional fees.

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

     In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company’s property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

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

     There are no native land claims that affect title to the property. We may try to interest other companies in the property for exploration.

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

MAP 2

119° 01'
ROCK CREEK
PROJECT
N
49° 08'
Crown Point Showing
CG L2448
(not part of Laycor Holdings)
Maybe Showing
Leona Showing
Hwy 33 - Rock Creek 5 miles

0 1000m 2000m

Scale 1:25,000

- Contour Interval = 100 ft
- Contour Interval = 500 ft
- Main Roads
- Secondary Roads & Trails
- Rivers & Creeks
- Mineral Showings

LAYCOR VENTURES CORP.

PROJECT: *ROCK CREEK PROJECT*

CLAIM & TOPOGRAPHY MAP

Greenwood M.D.
N.T.S. 082E/03E

DATE:	Mar. 04	DRAWING NO.	
REF. NO.	RckCk 04 02		FIGURE 2

GeoGraphix

Claims

     The following is a list of the tenure number, claim, date of recording and expiration date of the claim:

Claim Tenure No.	Date of Recording	Date of Expiration

536686	July 6, 2006	July 6, 2007

536980	July 12, 2006	July 12, 2007

     The claims measure approximately 898 acres in total.

     In order to maintain these claims Robert Wayne Morgan must pay a fee per year per claim. We have no idea if the fee to renew the claims will increase after 2007. There is no grace period and if Mr. Robert Wayne Morgan misses renewing the claims, the claims will terminate. Mr. Robert Wayne Morgan will not cause the claims to expire as a result of not renewing the claims.

     The claims were selected because Mr. Robert Wayne Morgan advised us that gold has been discovered on other property nearby. No technical information was used to select our claims.

Location and Access

     The claims are located 180 miles east of Vancouver, near Rock Creek within the Kettle River Valley. The claims are in the Greenwood Mining Division. The town of Rock Creek lies six miles to the south, at the junction of Highway 3 and Highway 33. Secondary gravel roads and ATV trails provide good access to most parts of the property.

Physiography

     The claims lie within the Okanagan Highlands which occurs at the southern end of the physiographic division know as the Interior Plateau System. The terrain consists of gentle to moderate slopes throughout most of our claim with the exception of the immediate area of Ed James Creek where the slopes become quite steep. The claims lie on the western side of the Kettle River Valley with the elevation generally increasing from the east to the west.

     Elevations vary from 2,300 feet above sea level (“a.s.l.”) at the northeastern corner of the claims near Ed James Creek to 4,000 feet a.s.l. near the south-central area of the claims. Ed James Creek, which flows through the northern edge of the claims, should provide ample water for all stages of development.

Property Geology

     The claims are almost entirely underlain by the Anarchist Group of sediments and volcanics of Triassic age. This is the favorable host for mineralization in the area. Within our claim the Anarchist Group is composed of greenstone, some of which is tuffacious and some serpentinized; and an argillite/quartzite unit that is locally cherty; limestone; magnesite; and gneiss. Most of our claims are underlain by greenstone. There is also a broad body of mineralized crystalline limestone outcropping within the Crown Point claim.

     An intrusive body of granodiorite and an adjacent intrusive body of microdiorite occur on the east side of our claims. Both of these units are of the Cretaceous Valhalla Plutonic Rocks.

     Tertiary age feldspar porphyries occur on the east and west sides of our claims as well as to the immediate north of the claims. To date, all are dyke-shaped and strike in northerly directions. Two northerly-striking aplite dykes of this same group occur on the east side of our claims to the immediate north of the feldspar porphyry.

     The contacts between the various rock units on our claims are virtually in every direction.

     The majority of our claims are covered by glacial debris and bedrock exposure is less than 10%.

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

There is no record of production from the Leona Showing.

     Soil geochemical sampling programs were carried out over portions of our claims in 1981, 1982 and 1987-8. The survey coverage included the Maybe and Leona showings as well as the majority of the northern half of our claims.

     The geochemical soil sampling surveys also identified three additional multi-element anomalies of the same magnitude/amplitude of those anomalies that directly correlate with the known mineralized veins at the Maybe and Leona showings.

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

History of Previous Work

     The property is located within the Boundary Mining District of south-central British Columbia. There is physical evidence of previous work on the property consisting of mine shafts and adits. There is no public record of an exploration work on the property since 1987. In addition, there is no record of any drilling ever being carried out on our claims.

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

     To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Gerard Gallisant, a physical examination of the property and one day of prospecting. The cost of staking the claims was included in the $1,880 we paid to Madman Mining Co. Ltd. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

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

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. In any event, we have not allocated any funds for the reclamation of the property.

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

     Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months because we have incurred a net loss since inception to March 31, 2007 of $131,030, not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our exploration activities.

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

     We were incorporated in March 2004 and we have started limited business operations. We have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $131,030. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

4. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

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

     Because we are small and do not have much capital, we may limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2007, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “LYVN.”A summary of trading by quarter for the 2006 and 2005 fiscal years is as follows: Of the 8,011,500 shares of common stock outstanding as of June 6, 2005, 5,000,000 shares were owned by Mr. Morgan and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At May 10, 2007, there were 38 shareholders of record.

Fiscal Quarter	High Bid	Low Bid
Fourth Quarter 1-1-07 to 3-31-07	$1.75	$0.55
Third Quarter 10-1-06 to 12-31-06	$1.15	$0.75
Second Quarter 7-1-06 to 9-31-06	$2.75	$0.37
First Quarter 4-1-06 to 6-30-06	$0.70	$0.47

Fourth Quarter 1-1-06 to 3-31-06	$1.75	$0.70
Third Quarter 10-1-05 to 12-31-05	$1.98	$0.07
Second Quarter 7-1-04 to 9-31-04	$0.00	$0.00
First Quarter 4-1-04 to 6-30-04	$0.00	$0.00

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

     Since then, we have spent the proceeds of our public offering as follows:

Consulting Services	$31,750
Core Drilling	$5,400
Analyzing Samples	$5,350
Accounting	$27,633
Legal	$22,017
TOTAL	$92,150

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     We are an exploration stage corporation and have not generated or realized any revenues from our business operations.

     We have completed geological mapping and prospecting auger geochemical survey, rock sampling and control grid emplacement on the James Gang mineral claim.

     We have not discovered mineralized material as of the date hereof. We may attempt to interest other companies in the property.

     If we are unable to complete exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

     We have not been successful at raising additional funds or finding a partner to fund our exploration but in June 2006 as a cost saving measure the James Gang Claim (BC tenure number 408850) was cancelled effective July 6, 2006. Simultaneously a new claim (BC tenure number 536686) was staked that covers the same area/ground as the "old" James Gang Claim. Another adjoining claim (BC tenure number 536980) was also staked that covers ground to the north. The claims now cover 898 acres.

     On February 5, 2007 we received a letter from the Ministry of Environment of British Columbia wherein they are proposing to designate 21 Wildlife Habitat Areas of which will overlap our mineral claim (tenure # 536686). As a result of this proposal we have decided to suspend exploration of the property. The claims are in good standing until July 6, 2007 (tenure #536686) and July 12, 2007 (tenure #536980). We have asked the Ministry of Environment to reimburse us $42,998, the exploration costs we have paid to date, however as of the date hereof, we have not received a reply.

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

Results of Operations

From Inception on March 23, 2004

     We retained the services of a mining engineer to supervise our plan of operation. We have labeled his activities “consulting services” throughout this prospectus. The mining engineer retained by us is an unrelated third party.

     We are exploring one property containing two claims. We have suspended exploration pending a resolution of the Ministry of Environment's condemnation plan.

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

     As of March 31, 2007, our total assets were $32,045 and our total liabilities were $7,500. We had cash and cash equivalents of $32,045.

     At March 31, 2007, we had working capital of $24,545 compared to a working capital of $52,635 at March 31, 2006.

     We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

     In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

     In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

     In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

     In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

     In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

PART III

ITEM 7. FINANCIAL STATEMENTS.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Stockholders’ Equity (Deficiency)	F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Laycor Ventures Corp.

We have audited the accompanying Balance Sheets of Laycor Ventures Inc. (an Exploration Stage Company) as of March 31, 2007 and 2006 and the related Statements of Operations, Stockholders’ Equity (Deficiency) and Cash Flows for each of the years then ended and for the period from inception on March 23, 2004 to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Laycor Ventures Corp. (an Exploration Stage Company) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended and for the period from inception on March 23, 2004 to March 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains profitable operation and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
June 28, 2007

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31
	2007	2006

ASSETS

Current
Cash and cash equivalents	$32,045	$79,783

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,500	$27,148

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
8,011,500 common shares at March 31, 2007 and 2006	8,012	8,012

Additional paid-in capital	147,563	147,563

Deficit Accumulated During The Exploration Stage	(131,030)	(102,940)
	24,545	52,635

	$32,045	$79,783

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	YEARS ENDED		2004 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Automobile expenses	-	-	42
Consulting	2,500	3,000	5,500
Filing fees	205	3,370	4,000
General and administrative	200	534	825
Interest and bank charges	109	116	366
Mineral property acquisition and exploration
	-	40,000	42,998
Office expenses	-	37	65
Professional fees	26,770	18,991	76,238
Promotion and entertainment	-	877	954
Travel	-	1,559	3,807
	29,784	68,484	134,795

Loss Before Other Income	(29,784)	(68,484)	(134,795)

Other Income	1,694	2,071	3,765

Net Loss For The Period	$(28,090)	$(66,413)	$(131,030)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	8,011,500	7,396,919

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	YEARS ENDED		2004 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Cash Flow Provided By (Used In):

Operating Activities
Net loss for the period	$(28,090)	$(66,413)	$(131,030)

Change in non-cash working capital item:
Accounts payable and accrued liabilities	(19,648)	22,973	7,500
	(47,738)	(43,440)	(123,530)

Financing Activities
Share subscriptions received	-	(150,475)	-
Issue of capital stock	-	150,575	155,575
Due to shareholder	-	(20,097)	-
	-	(19,997)	155,575

Increase (Decrease) In Cash And Cash Equivalents For
The Period	(47,738)	(63,437)	32,045

Cash And Cash Equivalents, Beginning Of Period	79,783	143,220	-

Cash And Cash Equivalents, End Of Period	$32,045	$79,783	$32,045

Cash And Cash Equivalents Are Comprised Of:
Cash	$1,914	$29,039
Short term deposit	30,131	50,744

	$32,045	$79,783

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, MARCH 23, 2004, TO MARCH 31, 2007
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL SUBSCRIPTIONS		DURING THE
	COMMON	PAR	PAID-IN	RECEIVED	EXPLORATION
	SHARES	VALUE	CAPITAL	(RECEIVABLE)	STAGE	TOTAL

Beginning balance, March
23, 2004	-	$-	$-	$-	$-	$-

Shares issued for cash at
$0.001	5,000,000	5,000	-	-	-	5,000
Net loss for the period	-	-	-	-	(14,452)	(14,452)

Balance, March 31, 2004	5,000,000	5,000	-	-	(14,452)	(9,452)

Share subscriptions
received	-	-	-	150,475	-	150,475
Net loss for the year	-	-	-	-	(22,075)	(22,075)

Balance, March 31, 2005	5,000,000	5,000	-	150,475	(36,527)	118,948

Shares issued for cash at
$0.05	3,011,500	3,012	147,563	(150,475)	-	100
Net loss for the year	-	-	-	-	(66,413)	(66,413)

Balance, March 31 2006	8,011,500	8,012	147,563	-	(102,940)	52,635

Net loss for the year	-	-	-	-	(28,090)	(28,090)

Balance, March 31 2007	8,011,500	$8,012	$147,563	$-	$(131,030)	$24,545

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $131,030 for the period from March 23, 2004 (inception) to March 31, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

b)      Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage

c)      Mineral Rights

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

d)      Exploration Costs

Mineral exploration costs are expensed as incurred.

e)      Use of Estimates

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)     Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;

ii)	non-monetary items at the historical exchange rate;

iii)	revenue and expense at the average rate in effect during the applicable accounting period.

g)      Income Taxes

The Company has adopted guidance established in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

h)      Asset Impairment

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

i)      Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)      Asset Retirement Obligations (Continued)

risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

j)      Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

k)     Regulatory Matters

The Company and its mineral property interest is subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company

l)       Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against Statements of Operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)    Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

n)    Comprehensive Income

The Company has adopted SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)	In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

b)	In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

c)	In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

d)	In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

e)	In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non- monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

f)	In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits Companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

4.     MINERAL CLAIM INTEREST

The President on behalf of the Company holds 100% interest in two mineral claims located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. Exploration activity of one of the mineral claims has been suspended due to government regulation. In fiscal year 2005, the Company spent $40,000 on the exploration of the Rock Creek, BC Project.

5.     SHARE CAPITAL

In March 2004, the Company issued 5,000,000 common shares at $0.001 per share, for cash proceeds of $5,000.

In April 2005, the Company issued 3,011,500 common shares at $0.05 per share, for cash proceeds of $150,575.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

6.     COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

7.     INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes. The difference results from the following items:

	2007	2006

Computed expected (benefit of) income taxes	$(9,600)	$(22,600)
Increase in valuation allowance	9,600	22,600

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Operating loss carry forward	$88,032	$59,942
Mineral property acquisition and exploration expense	42,998	42,998
	131,030	102,940

Statutory tax rate	34%	34%

Deferred income tax assets	44,600	35,000
Valuation allowance	(44,600)	(35,000)

Net deferred tax assets	$-	$-

The Company has incurred operating losses of approximately $88,032 which, if unutilized, will expire through to 2027. Subject to certain restrictions, the Company has mineral property expenditures of $42,998 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006
(Stated in U.S. Dollars)

7.	INCOME TAXES (Continued)

			EXPIRATION
			DATE OF
			INCOME TAX
			OPERATING
		NET	LOSS CARRY
		LOSS	FORWARDS

	2004	$12,572	2024
	2005	20,957	2025
	2006	26,413	2026
	2007	28,090	2027

	Total income tax operating loss carry forwards.	$88,032

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the appointment of Telford Sadovnick P.L.L.C. on May 24, 2005 through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2007, included in this report have been audited by Telford Sadovnick, P.L.L.C., Certified Public Accountants, 114 West Magnolia Street, Suite 423, Bellingham, Washington 98225, as set forth in this annual report.

ITEM 8A.    CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Robert Wayne Morgan	54	president, principal executive officer, treasurer
1128 Quebec Street		and principal financial officer and a member of
Suite 407		the board of directors
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

Conflicts of Interest

     At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr. Robert Wayne Morgan’s devotion of time to projects that do not involve us. In the event that Mr. Robert Wayne Morgan ceases devoting time to our operations, he has agreed to resign as an officer and director.

     In the event Mr. Morgan resigns as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

     To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii)engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on March 23, 2004 through March 31, 2007. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended March 31, 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Wayne Morgan	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

     We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2008. We will not begin paying salaries until we have adequate funds to do so.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than described herein.

Compensation of Directors

     Our directors do not receive any compensation for serving as members on the board of directors.

Director’s Compensation Table

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert Wayne Morgan	2007	0	0	0	0	0	0

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

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company, which may result in a change in control of the Company.

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

     The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116229 on June 30, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$8,600	Telford, Sadovnick, Certified Public Accountants
2006	$10,995	Telford, Sadovnick, Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Telford, Sadovnick, Certified Public Accountants
2006	$300	Telford, Sadovnick, Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Telford, Sadovnick, Certified Public Accountants
2006	$-0-	Telford, Sadovnick, Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Telford, Sadovnick, Certified Public Accountants
2006	$-0-	Telford, Sadovnick, Certified Public Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June, 2007.

LAYCOR VENTURES CORP.

BY:   ROBERT WAYNE MORGAN
         Robert Wayne Morgan, President, Principal
         Executive Officer, Secretary, Treasurer, Principal
         Financial Officer, Principal Accounting Officer and
         sole member of the Board of Directors