Form 10QSB
period 2007-06-30
Laycor Ventures Corp.
filed 2007-08-14
CIK 1292518

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

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

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	MARCH 31
	2007	2007

ASSETS

Current
Cash and cash equivalents	$32,296	$32,045

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,241	$7,500

STOCKHOLDERS’ EQUITY

Stock Capital
Authorized:
100,000,000 voting common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
8,011,500 common shares at June 30, 2007 and	8,012	8,012
March 31, 2007

Additional Paid-In Capital	147,563	147,563
Deficit Accumulated During The Exploration Stage	(132,520)	(131,030)
	23,055	24,545

	$32,296	$32,045

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	THREE MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Automobile expenses	-	-	42
Consulting	-	2,500	5,500
Filing fees	-	400	4,000
General and administrative	35	-	860
Interest and bank charges	43	47	409
Mineral property acquisition and
exploration	-	-	42,998
Office expenses	-	-	65
Professional fees	1,706	1,580	77,944
Promotion and entertainment	-	-	954
Travel	-	-	3,807
	1,784	4,527	136,579

Loss Before Other Income	(1,784)	(4,527)	(136,579)

Other Income	294	458	4,059

Net Loss For The Period	$(1,490)	$(4,069)	$(132,520)

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	8,011,500	8,011,500

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	THREE MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30
	2007	2006	2007

Cash Flow Provided By (Used In):

Operating Activities
Net loss for the period	$(1,490)	$(4,069)	$(132,520)

Change in non-cash working capital items:
Accounts payable and accrued liabilities	1,741	(24,168)	9,241
Change in prepaid expenses	-	(352)	-
	251	(28,589)	(123,279)

Financing Activity
Issue of capital stock	-	-	155,575

Increase (Decrease) In Cash And Cash Equivalents
For The Period	251	(28,589)	32,296

Cash And Cash Equivalents, Beginning Of Period	32,045	79,783	-

Cash And Cash Equivalents, End Of Period	$32,296	$51,194	$32,296

Cash And Cash Equivalents Are Comprised Of:
Cash	1,871	$11,130
Short term deposit	30,425	40,064

	$32,296	$51,194

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements, and notes thereto, included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, has been omitted. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending March 31, 2007.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $132,520 for the period from inception, March 23, 2004 to June 30, 2007, and has no sales.

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

3.	MINERAL CLAIM INTEREST

The President on behalf of the Company holds 100% interest in two mineral claims located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. Exploration activity of one of the mineral claims has been suspended due to government regulation. In fiscal year 2005, the Company spent $40,000 on the exploration of the Rock Creek, BC Project.

4.	CAPITAL STOCK

In March 2004, the Company issued 5,000,000 common shares at $0.001 per share, for cash proceeds of $5,000.

On April 29, 2005, the Company closed a public offering and issued 3,011,500 common shares at $0.05 per share for total proceeds of $150,575.

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to- month basis.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     On June 13, 2007 we received notice from the Ministry of Environment of British Columbia that the Wildlife Habitat Area (WHA) is currently on hold until winter 2007 and could include a number of possible decisions based on new species information: proceeding with the existing boundaries, changing the boundaries or canceling the proposal. We have been informed that it is not the policy of the Ministry of Environment to provide compensation. We still have decided to suspend exploration on the property.

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

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock through a Section 4(2) offering in March 2004. This was accounted for as a purchase of shares of common stock.

     We issued 3,011,500 shares of common stock through our public offering declared effective on February 11, 2005 and raised $150,575. This was accounted for as a purchase of shares of common stock.

     As of June 30, 2007, our total assets were $32,296 and our total liabilities were $9,241. We had cash and cash equivalents of $32,296.

     At June 30, 2007, we had working capital of $23,055 compared to a working capital of $48,566 at June 30, 2006.

     We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

ITEM 3.      CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principle Executive Officer and Principle Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

ITEM 2.      USE OF PROCEEDS

     On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. From the period February 11, 2005 to June 30, 2007, we spent the following:

Consulting Services		$31,750
Core Drilling		$5,400
Analyzing Samples		$5,350
Accounting		$29,339
Legal		$22,017
Services	$	None
TOTAL		$93,856

ITEM 6.      EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2007.

LAYCOR VENTURES CORP.
(Registrant)

BY:	ROBERT WAYNE MORGAN
Robert Wayne Morgan
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors.