Form 10QSB
period 2007-09-30
Laycor Ventures Corp.
filed 2007-11-14
CIK 1292518

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51403

LAYCOR VENTURES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

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

==================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2007	2007
		(Audited)

ASSETS

Current
Cash and cash equivalents	$27,117	$32,045

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,035	$7,500

STOCKHOLDERS’ EQUITY

Stock Capital
Authorized:
100,000,000 voting common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued:
8,011,500 common shares at September 30, 2007
and March 31, 2007	8,012	8,012

Additional Paid-In Capital	147,563	147,563
Deficit Accumulated During The Exploration Stage	(136,493)	(131,030)
	19,082	24,545

	$27,117	$32,045

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 23
	THREE MONTHS ENDED		SIX MONTHS ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Automobile expenses	-	-	-	-	42
Consulting	-	-	-	2,500	5,500
Filing fees	-	-	-	400	4,000
General and administrative	-	-	35	-	860
Interest and bank charges	20	20	64	67	430
Mineral property acquisition
and exploration	-	-	-	-	42,998
Mineral claim renewal	1,505	-	1,505	-	1,505
Office expenses	-	-	-	-	65
Professional fees	2,746	4,700	4,451	6,280	80,690
Promotion and entertainment	-	-	-	-	954
Travel	-	-	-	-	3,806
	4,271	4,720	6,055	9,247	140,850

Loss Before Other Income	4,271	4,720	6,055	9,247	140,850
Other Income	(298)	(426)	(592)	(884)	(4,356)

Net Loss For The Period	$3,973	$4,294	$5,463	$8,363	$136,493

Basic And Diluted Loss
Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number
Of Shares Outstanding	8,011,500	8,011,500	8,011,500	8,011,500

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	SIX MONTHS ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007

Cash Flow Provided By (Used In):

Operating Activities
Net loss for the period	$(5,463)	$(8,363)	$(136,493)

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	535	(23,748)	8,035
Change in prepaid expenses	-	(352)	-
	(4,928)	(32,463)	(128,458)

Financing Activities
Issue of capital stock	-	-	155,575

Increase (Decrease) In Cash And Cash Equivalents
For The Period	(4,928)	(32,463)	27,117

Cash And Cash Equivalents, Beginning Of Period	32,045	79,783	-

Cash And Cash Equivalents, End Of Period	$27,117	$47,320	$27,117

Cash And Cash Equivalents Are Comprised Of:
Cash	7,058	$6,831
Short term deposit	20,059	40,489

	$27,117	$47,320

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements, and notes thereto, included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, has been omitted. The results of operations for the six month period ended September 30, 2007 are not necessarily indicative of results for the entire year ending March 31, 2008.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $136,493 for the period from inception, March 23, 2004 to September 30, 2007, and has no sales.

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
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
iii)

revenue and expense at the average rate in effect during the applicable accounting period. Gains and losses arising on fluctuation or settlement of foreign currency denominated transactions are recorded in the statement of operations.

3.	MINERAL CLAIM INTEREST

The President on behalf of the Company holds 100% interest in mineral claims tenure 536686 and 536980 located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. Exploration activity of both mineral claims has been suspended due to government regulation. In fiscal year 2005, the Company spent $40,000 on the exploration of the Rock Creek, BC Project.

4.	CAPITAL STOCK

In March 2004, the Company issued 5,000,000 common shares at $0.001 per share, for cash proceeds of $5,000.

On April 29, 2005, the Company closed a public offering and issued 3,011,500 common shares at $0.05 per share for total proceeds of $150,575.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	ASSET RETIREMENT OBLIGATIONS

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.

6.	IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

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

     In July 2007 we decided to renew our claims being (Tenures #536686 and #536980) they are now in good standing until July 06, 2008. We have not heard back from the Ministry of Environment since June 13, 2007 so we have still decided to suspend exploration on hte properties.

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

     As of September 30, 2007, our total assets were $27,117 and our total liabilities were $8,035. We had cash and cash equivalents of $27,117.

     At September 30, 2007, we had working capital of $19,082 compared to a working capital of $44,272 at September 30, 2006.

     We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective

PART II. OTHER INFORMATION

ITEM 2.      USE OF PROCEEDS

     On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. From the period February 11, 2005 to September 30, 2007, we spent the following:

Consulting Services		$31,750
Core Drilling		$5,400
Analyzing Samples		$5,350
Accounting		$32,085
Legal		$22,017
Services	$	None
TOTAL		$96,602

ITEM 6.      EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2007.

LAYCOR VENTURES CORP.
(Registrant)

BY:	ROBERT WAYNE MORGAN
Robert Wayne Morgan
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors

EXHIBIT INDEX

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