Form 10-Q
period 2007-12-31
Laycor Ventures Corp.
filed 2008-02-14
CIK 1292518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-51403

LAYCOR VENTURES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1128 Quebec Street, Suite 407
Vancouver, British Columbia
Canada V6A 4E1
(Address of principal executive offices, including zip code.)

(604) 689-1453
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,034,500 as of February 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2007	2007
		(Audited)
ASSETS

Current
Cash and cash equivalents	$25,541	$32,045

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,255	$7,500

STOCKHOLDERS’ EQUITY

Stock Capital
Authorized:
100,000,000 voting common shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share
Issued and outstanding:
8,011,500 common shares at December 31, 2007 and
March 31, 2007	8,012	8,012

Additional Paid-In Capital	147,563	147,563
Deficit Accumulated During The Exploration Stage	(141,289)	(131,030)
	14,286	24,545

	$25,541	$32,045

The accompanying notes are an integral part of these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 23
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Automobile expenses	-	-	-	-	42
Consulting	-	-	-	2,500	5,500
Filing fees	-	-	-	400	4,000
General and
administrative	-	-	35	-	860
Interest and bank charges	19	20	83	87	449
Mineral property
acquisition and	-	-	-	-	42,998
exploration
Mineral claim renewal	-	-	1,505	-	1,505
Office expenses	-	-	-	-	65
Professional fees	4,953	5,350	9,404	11,630	85,643
Promotion and	-	-	-	-	954
entertainment
Travel	-	-	-	-	3,806
	4,972	5,370	11,027	14,617	145,822

Loss Before Other Income	4,972	5,370	11,027	14,617	145,822
Other Income	(176)	(440)	(768)	(1,324)	(4,533)

Net Loss For The Period	$4,796	$4,930	$10,259	$13,293	$141,289

Basic And Diluted Loss Per
Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number
Of Shares Outstanding	8,011,500	8,011,500	8,011,500	8,011,500

The accompanying notes are an integral part of these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 23
	NINE MONTHS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2007	2006	2007

Cash Flow Provided By (Used In):

Operating Activities
Net loss for the period	$(10,259)	$(13,293)	$(141,289)

Changes in non-cash working capital item:
Accounts payable and accrued liabilities	3,755	(22,059)	11,255
	(6,504)	(35,352)	(130,034)
Financing Activities
Issue of capital stock	-	-	155,575

Increase (Decrease) In Cash And Cash Equivalents For
The Period	(6,504)	(35,352)	25,541

Cash And Cash Equivalents, Beginning Of Period	32,045	79,783	-

Cash And Cash Equivalents, End Of Period	$25,541	$44,431	$25,541

Cash And Cash Equivalents Are Comprised Of:
Cash	5,519	$3,501
Short term deposit	20,022	40,930

	$25,541	$44,431

Supplemental Disclosure Of Cash Flow Information:
Interest paid	-	$-	$-
Income taxes paid	-	$-	$-

The accompanying notes are an integral part of these financial statements.

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements, and notes thereto, included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, has been omitted. The results of operations for the nine month period ended December 31, 2007 are not necessarily indicative of results for the entire year ending March 31, 2008.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $141,289 for the period from inception, March 23, 2004 to December 31, 2007, and has no sales.

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

F-4

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit- of-production method.

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

The President, on behalf of the Company, holds 100% interest in mineral claims tenure #536686 and #536980, located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. Exploration activity of both mineral claims has been suspended due to government regulation. In fiscal year 2005, the Company spent $40,000 on the exploration of the Rock Creek, BC Project. The Company has not determined the mineral claims contain mineralized material and has completely written off all mineral rights and acquisition costs to operations.

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

LAYCOR VENTURES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to- month basis.

8.	SUBSEQUENT EVENTS

a)

On January 25, 2008, the Board of Directors of the Company declared the payment of a stock dividend, approving the payment of such dividend to all of the stockholders of record of the Company as of the record date of February 7, 2008. Such stock dividend will be paid on February 8, 2008. The ex-dividend date will be February 11, 2008. Each stockholder of the Company will be entitled to receive two additional shares of the Company's common stock for each one share of the Company's common stock which they hold as of the record date. The number of issued and outstanding common shares increased from 8,011,500 shares to 24,034,500 shares.

b)

Effective January 31, 2008, by written consent, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved an amendment to the Articles of Incorporation to change the name of the Company from Laycor Ventures Corp. to Blackwater Midstream Corp.

c)

Effective January 31, 2008, by action of written consent, the Board of Directors and the holders of a majority of the outstanding shares of Common Stock approved an increase to the number of authorized capital stock of the Corporation from 200,000,000 to 220,000,000 shares, by authorizing a class of blank check preferred stock, par value $0.001, consisting of 20,000,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     On February 5, 2007 we received a letter from the Ministry of Environment of British Columbia wherein they are proposing to designate 21 Wildlife Habitat Areas of which will overlap our mineral claim (tenure # 536686). As a result of this proposal we have decided to suspend exploration of the property. The claims are in good standing until July 6, 2008. We have asked the Ministry of Environment to reimburse us $42,998, the exploration costs we have paid to date, however as of the date hereof, we have not received a reply.

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

     In July 2007 we decided to renew our claims being (Tenures #536686 and #536980) they are now in good standing until July 06, 2008. We have not heard back from the Ministry of Environment since June 13, 2007. We were told we would hear back from the Ministry of Environment in the winter of 2007 and we are still waiting. We continue looking for other projects and have still decided to suspend exploration on the properties.

     On January 25, 2008, the Board of Directors of Laycor Ventures Corp. declared the payment of a stock dividend, approving the payment of such dividend to all of the stockholders of record of the Company as of the record date of February 7, 2008. Such stock dividend will be paid on February 8, 2008. The ex-dividend date will be February 11, 2008. Each stockholder of the Company will be entitled to receive two (2) additional shares of the Company's common stock for each one (1) share of the Company's common stock which they hold as of the record date. In connection with this stock dividend, the ownership of stockholders possessing 8,011,500 shares of the Company's Common Stock will be thereby be increased to 24,034,500 shares of common stock.

     On February 6, 2008, a change in control of Laycor Ventures Corp.occurred. Robert Wayne Morgan, the sole officer, director and majority holder (the "Selling Shareholder") of the Common Stock of the Company, sold four million, nine hundred, thirty-three thousand (4,933,000) shares to fifteen persons in a private transaction, thereby divesting the controlling interest of voting shares of the Company.

     Our Articles of Incorporation do not currently authorize the Company to issue preferred stock. Our Board and majority stockholder have approved an amendment to our articles of incorporation to authorize the issuance of 20,000,000 shares of preferred stock, par value $0.001 per share. The authorization of our Board to create and issue various series of preferred stock without additional stockholder approval will provide the Company the flexibility to seek additional capital through equity financings in a competitive environment and to use equity, rather than cash, to complete acquisitions. As of the date hereof, the Company has no commitments, arrangements or understandings with respect to the issuance of the preferred stock it is seeking to authorize.

     The Board of Directors and the holders of a majority of the outstanding shares of Common Stock have also approved an amendment to the Articles of Incorporation to change the name of the Company from "Laycor Ventures Corp." to "Blackwater Midstream Corp." The Board of Directors and the majority shareholders have determined that this amendment is advisable and should be adopted by the shareholders in that the new name will better reflect the proposed new operations of the Company.

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

     As of December 31, 2007, our total assets were $25,541 and our total liabilities were $11,255. We had cash and cash equivalents of $25,541.

     At December 31, 2007, we had working capital of $14,286 compared to a working capital of $39,342 at December 31, 2006.

     We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.      USE OF PROCEEDS

     On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we are offering, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price is $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. From the period February 11, 2005 to December 31, 2007, we spent the following:

Consulting Services		$31,750
Core Drilling		$5,400
Analyzing Samples		$5,350
Accounting		$34,818
Legal		$24,217
Services	$	none
TOTAL		$101,535

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of February, 2008.

LAYCOR VENTURES CORP.
(Registrant)

BY:	ROBERT WAYNE MORGAN
Robert Wayne Morgan
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).