Form 10KSB
period 2008-03-31
Blackwater Midstream Corp.
filed 2008-07-15
CIK 1292518

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: MARCH 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 000-51403

                           BLACKWATER MIDSTREAM CORP.
                 (Name of Small Business Issuer in Its Charter)

                                                             (N/A)
                NEVADA                              (Small Business Issuer
       (State of Incorporation)                   I.R.S. Employer I.D. Number)

           4006 HIGHWAY 44
         GARYVILLE, LOUISIANA                                70076
(Address of principal executive offices)                   (zip code)

                                 (201) 290-8369
                (Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $.001 par value per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2008 was approximately $9,866,000.

As of July 14, 2008, there were 24,855,536 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1 of this Annual Report may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

AVAILABILITY OF SEC FILINGS

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission's ("SEC") Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

ITEM 1. BUSINESS

GENERAL

      We were incorporated in the State of Nevada on March 23, 2004. We changed our name from Laycor Ventures Corp. to Blackwater Midstream Corp. on March 18, 2008. During the fiscal year ended March 31, 2008 we were engaged in the acquisition and exploration of mining properties. On March 21, 2008, a change in ownership and management control of the Company occurred. Subsequent to the end of our fiscal year we have changed our business strategy. See "Subsequent Events" below. We maintain our statutory registered agent's office at 3199 East Warm Springs Road, Suite 200, Las Vegas, Nevada 89120 and our business office is located at 4006 Highway 44, Garyville, Louisiana 70076. Our telephone number is
(201) 290-8369.

BACKGROUND

      In March 2004, our former president, Robert Wayne Morgan, acquired one mineral property containing one mining claim in British Columbia, Canada by paying for $1,118 to Madman Mining Co., Ltd., a non-affiliated third party. Gerard Gallissant is a staking agent employed by Madman Mining Co., Ltd. Madman Mining Co., Ltd. is located 700 West Pender Street, Suite 604, Vancouver, British Columbia, Canada V6C 1G8. Mr. Gallissant has been staking claims since 1962. His British Columbia license number is 109141.

      Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Robert Wayne Morgan paid Madman Mining Co., Ltd. $1,880 to stake the claim. The claim was recorded in the name of Robert Wayne Morgan to avoid paying additional fees.

GOVERNMENT APPROVALS

      Under British Columbia law title, British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we are unable to possess a legal mining claim to the land. We believed costs associated with creating an entity that would be able to possess a legal mining claim would be a waste of corporate resources. Accordingly, we elected not to create the subsidiary but would have done so if mineralized material had been discovered on the property.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

      During fiscal year ended March 31, 2008, we did not have any employees other than management and solely used the services of independent subcontractors for manual labor exploration work on our properties. Mr. Robert Wayne Morgan handled our administrative duties until his resignation effective as of May 5, 2008.

      Our sole officer and director was a part-time employee and devoted about 10% of his time to our operation. Our sole officer and director did not have an employment agreement with us. As of March 31, 2008, we did not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, subsequent to March 31, 2008, we have entered into employment agreements, have adopted a stock option plan. See "Subsequent Events" below.

STOCK DIVIDEND

      On January 25, 2008, we declared a stock dividend equal to two shares of common stock for each share of common stock outstanding. As a result, the number of outstanding shares on such date increased from 8,011,500 to 24,034,500. All share numbers in this Annual Report reflect the post dividend number of shares.

SUBSEQUENT EVENTS

      After the end of our fiscal year, we made a number of substantial changes to our business and operations. These changes are described below:

APPOINTMENT OF NEW DIRECTORS

      CHRISTOPHER A. WILSON. On May 5, 2008, the Company's Principal Officer, Robert Wayne Morgan, resigned his positions as Chairman of the Board Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company to pursue other interests. The resignation of Mr. Morgan as a Principal Officer of the Company is effective as of May 5, 2008. Immediately prior to his resignation on May 5, 2008, Mr. Morgan as the sole director appointed Mr. Christopher A. Wilson, to the positions of Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company upon the resignation of Mr. Robert Wayne Morgan. The acceptance by Mr. Wilson as the Principal Officer of the Company is effective as of May 5, 2008. The Services Agreement is for a term of 1 year on a month-to-month basis unless terminated by either party upon 60 days' advance written notice. Mr. Wilson shall be paid a monthly "base" fee of $2,500 for up to 10 hours per month and thereafter at a rate of $350 per hour. Under the terms of the Services Agreement, Mr. Wilson has been granted 50,000 shares of common stock (subsequently increased to 100,000 shares of common stock), which are fully vested on May 5, 2008. Mr. Wilson is also entitled to reimbursement for all reasonable business expenses incurred with his provision of management services and for coverage under director and officer liability insurance policies.

      MICHAEL D. SUDER. On May 7, 2008, Mr. Wilson resigned his position as Chief Executive Officer and appointed Mr. Michael D. Suder to the position of Chief Executive Officer. Mr. Wilson, as the sole director of the company, appointed Mr. Michael D. Suder as a director of the Company to fill a vacancy. For biographical information about Mr. Suder, see "Background of Officers and Directors" at Item 9 below.

      HERBERT N. WHITNEY. On May 29, 2008, our board of directors appointed Mr. Herbert N. Whitney, to the position of director of the Company to fill a vacancy. For biographical information about Mr. Whitney, see "Background of Officers and Directors" at Item 9 below.

CHANGE IN BUSINESS PLAN AND STRATEGY

      Commencing in May 2008 we hired new management and changed our business plan to become an independent developer of bulk liquid fuel and chemical storage facilities. Our first location is anticipated to be in St. John the Baptist Parish, Louisiana, on 435 acres to be acquired from Safeland Storage, LLC. See "ACQUISITION OF INTEREST IN LAND" below.

      Bulk liquid terminals store a range of products including crude oil, bunker fuel, gasoline, distillate, diesel, jet fuel, chemicals, agricultural products, biodiesel. For example, on the refined product segment of oil, in the United States, approximately 300 million barrels of refined products, blendstock and intermediate products are stored within the refined product value chain in facilities located between refinery processing units and product tank trucks (out of an estimated 700 million total barrels of storage including crude oil and other liquid products). Refiner storage accounts for about 40 percent of total product inventory while refined product pipelines typically containing less than 20 percent. The remainder, accounting for approximately 100 million barrels of inventory, is stored in bulk storage terminals that provide facilities for aggregation, distribution, finished produce blending, imports offloading and pipeline staging.

      The importance of bulk terminal facilities in the refined product segment supply chain has grown significantly over the past decade as the nation's product supply patterns have become increasingly more complex. The number of operating refineries in the U.S. has declined in the period, resulting in fewer refinery sites that produce higher volumes of more grades of finished and unfinished products. Bulk storage facilities have expanded to accommodate the growth in output from the surviving refineries, the increase in the complexity of finished product blending, and the staging flexibility required by refined product pipelines. In addition, the change in supply patterns, including the increase of Brazilian crude and the decreases in the availability of Venezuelan crude, have driven the need for more storage and blending capacity. These services are essential in order to effect timely and efficient operation of the U.S.'s fuel distribution system.

      Third-party terminalling businesses are generally independent operations that support many different commercial customers including refiners, blenders, traders and marketers. Income is derived from tank leasing, operational charges associated with blending services and throughput charges for receipt and delivery options. The primary strategic drivers of the business include location and connectivity to logistics infrastructure. Capital investment in terminalling assets is generally supported by long-term (five years or more) contracts with major oil and gas, chemical and agricultural companies.

      Investments resulting in incremental expansion of existing capacity through tank additions and increased utilization of existing infrastructure such as docks, pipeline origin pumps, truck racks, etc. have been the focus of the industry over the past two decades. Over the past few years, the underlying infrastructure and in some cases the real estate associated with many bulk terminals has been exhausted. As such, industry fee structures have evolved with costs for additional capacity today increasing over historical levels to recoup the total cost for real estate, new tanks and the addition of related terminal infrastructure as well.

EMPLOYEES

      We have engaged three employees since March 31, 2008, Michael D. Suder as Chief Executive Officer, Dale T. Chatagnier as Chief Operating Officer, and Frank Marrocco as Chief Commercial Officer, and have entered into written employment agreements with each of them.

      MICHAEL D. SUDER, CHIEF EXECUTIVE OFFICER. Mr. Suder's employment agreement is for a term of five years commencing May 1, 2008. Mr. Suder receives an annual base salary of $300,000, subject to increase by the board of directors. We granted Mr. Suder the right to purchase 480,690 shares of common stock for $0.001 per share pursuant to the 2008 Incentive Plan. All such shares vest on November 1, 2008 so long as Mr. Suder remains an employee on such date. We also granted Mr. Suder nonstatutory options to purchase 1,321,898 shares of common stock at an exercise price of $2.00 per share, subject to certain vesting provisions. The options vest over the five year term of the employment agreement in accordance with performance criteria to be established by the board of directors. No performance criteria have yet been established. In addition, Mr. Suder has the right to participate in any employee benefit plans adopted by us.

      The employment agreement automatically terminates upon the death or disability of Mr. Suder and we may terminate the employment agreement for "Cause" as defined therein. We may also terminate the employment agreement without Cause provided that Mr. Suder will be entitled to severance payment equal to not more than six month of annual salary and all unvested options will immediately vest and become exercisable for a period of 12 months.

      DALE T. CHATAGNIER, CHIEF OPERATING OFFICER. Mr. Chatagnier's employment agreement is for a term of five years commencing May 14, 2008. Mr. Chatagnier receives an annual base salary of $225,000, subject to increase by the board of directors. We granted Mr. Chatagnier the right to purchase 120,173 shares of common stock for $0.001 per share pursuant to the 2008 Incentive Plan. All such shares vest on November 14, 2008 so long as Mr. Chatagnier remains an employee on such date. We also granted Mr. Chatagnier nonstatutory options to purchase 480,690 shares of common stock at an exercise price of $2.60 per share, subject to certain vesting provisions. The options vest over the five year term of the employment agreement in accordance with performance criteria to be established by the board of directors. No performance criteria have yet been established. In addition, Mr. Chatagnier has the right to participate in any employee benefit plans adopted by us.

      The employment agreement automatically terminates upon the death or disability of Mr. Chatagnier and we may terminate the employment agreement for "Cause" as defined therein. We may also terminate the employment agreement without Cause provided that Mr. Chatagnier will be entitled to severance payment equal to not more than six month of annual salary and all unvested options will immediately vest and become exercisable for a period of 12 months.

      FRANK MARROCCO, CHIEF COMMERCIAL OFFICER. Mr. Marrocco's employment agreement is for a term of five years commencing June 1, 2008. Mr. Marrocco receives an annual base salary of $237,500, subject to increase by the board of directors. We granted Mr. Marrocco the right to purchase 120,173 shares of common stock for $0.001 per share pursuant to the 2008 Incentive Plan. All such shares vest on December 1, 2008 so long as Mr. Marrocco remains an employee on such date. We also granted Mr. Marrocco nonstatutory options to purchase 480,690 shares of common stock at an exercise price of $3.77 per share, subject to certain vesting provisions. The options vest over the five year term of the employment agreement in accordance with performance criteria to be established by the board of directors. No performance criteria have yet been established. In addition, Mr. Marrocco has the right to participate in any employee benefit plans adopted by us.

      The employment agreement automatically terminates upon the death or disability of Mr. Marrocco and we may terminate the employment agreement for "Cause" as defined therein. We may also terminate the employment agreement without Cause provided that Mr. Marrocco will be entitled to severance payment equal to not more than six month of annual salary and all unvested options will immediately vest and become exercisable for a period of 12 months.

ACQUISITION OF INTEREST IN LAND

      On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C. a Louisiana limited liability company ("Safeland"), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously, therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, from Safeland, for a purchase price of $20,500,000.00. The closing of the Purchase and Sale Agreement is to take place within 120 days from June 26, 2008.

      Safeland has completed preliminary engineering and design and obtained state-regulated environmental permits for the facility. We intend to develop the facility in three phases totaling approximately 10 million barrels of capacity. Phase I is anticipated to be approximately 3.5 million barrels of storage with an expected completion date of Q1, 2010. Phase II is expected to add 3.4 million barrels coming on line in Q1, 2011, followed by phase III with 3.0 million barrels in Q1, 2012. Our proposed site is located in the heart of South Louisiana's petroleum refining and chemical manufacturing corridor that has a refining capacity of approximately 2 million barrels per day. This represents approximately ten percent of the total U.S. refining capacity, including existing world-scale crude oil refineries such as Marathon Garyville (adjacent to the Company's property), Valero St. Charles and Shell Norco (the first two of which are undergoing major capacity expansions). The site is located within 15 miles of the U.S. Strategic Petroleum Reserves at St. James and the LOOP (Louisiana Offshore Oil Production). It is strategically located for connectivity to the Colonial and Plantation pipelines via the Bengal pipeline. The Colonial and Plantation pipelines serve the U.S. as major refined product arteries from the Gulf Coast to the Eastern Seaboard of the U.S., providing approximately 42% of the East Coast refined product demand. The site offers complete intermodal logistics capabilities including deep water access on the Mississippi River for ships and barges and access to major highways (U.S. Highway 61 to the north and the Mississippi River and East Jefferson highways to the south). Two railroads, Kansas City Southern and Canadian National, currently have infrastructure on the property, which is expected to enable the Company to attract rail-served storage positions.

ADOPTION OF STOCK OPTION PLAN

On May 7, 2008, 2008 our board of directors adopted the 2008 Incentive Plan (the "2008 Incentive Plan) and allocated 5,000,000 shares of common stock for grants and awards thereunder. The 2008 Incentive Plan has not yet been submitted to shareholders for approval.

      ADMINISTRATION. The 2008 Incentive Plan may be administered by a committee, which is appointed by our board of directors, and which consists of not less than two directors, each of whom (i) fulfills the "non-employee director" requirements of Rule 16b-3 under the Securities Exchange Act of 1934,
(ii) is certified by the Board as an independent director and (iii) fulfills the "outside director" requirements of Section 162(m) of the Code. If no qualified committee has been appointed, the board of directors administers the plan.

The committee is authorized to, among other things, select grantees under the amended and restated plan and determine the size, duration and type, as well as terms and conditions (which need not be identical) of each incentive award. The committee also construes and interprets the amended and restated plan and any related incentive agreements. All determinations and decisions of the committee are final, conclusive and binding on all parties. We have agreed to indemnify members of the committee against any damage, loss, liability, cost or expenses arising in connection with any claim, action, suit or proceeding by reason of any action taken or failure to act under the amended and restated plan (including such indemnification for a person's own sole concurrent negligence or strict liability), except for any such act or omission constituting willful misconduct or gross negligence.

ELIGIBILITY. Our employees, consultants, and outside directors are eligible to participate in the amended and restated plan as determined by the committee.

TYPES OF INCENTIVE AWARDS. Under the 2008 Incentive Plan, the committee may grant incentive awards which may be any of the following:

      o     incentive stock options as defined in Section 422 of the Code;

      o     "nonstatutory" stock options;

      o     stock appreciation rights;

      o     shares of restricted stock;

      o     performance units and performance shares;

      o     other stock-based awards; and

      o     supplemental payments dedicated to the payment of income taxes.

The terms of each incentive award will be reflected in an incentive agreement between us and the grantee. As of the date of this annual report, we have made grants or awards of 3,124,314 shares of common stock of which 821,036 were sales of restricted shares and 2,303,278 were grants of nonstatutory stock options.

PRIVATE PLACEMENT OF COMMON STOCK

      We have undertaken a sale of common stock in a private placement exempt from registration under Section 4(2) of the Securities act and Regulation D promulgated thereunder, as well as the exemption available under Regulation S. As of the date hereof, we have raised approximately $3,060,000 (prior to the payment of commissions and expenses) through the sale of 1,530,000 shares of common stock at a price of $2.00 per share. The proceeds of the offering have been used to acquire the interest in Safeland, pay operating expenses (including employee salaries) and as working capital. All purchasers are "accredited investors" as such term is defined in Regulation D and are non-affiliates. Such shares are "restricted securities" and may be sold only in accordance with the provisions of Rule 144 or another exemption from registration. Falcon Securities
(UK) Limited was engaged as the placement agent and was paid a commission equal to 10% of the gross proceeds in cash and shares of common stock equal to four percent of the shares sold in the offering.

RISK FACTORS

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS AN ONGOING BUSINESS.

      Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months because we have incurred a net loss since inception to March 31, 2008 of $158,045, not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our proposed construction of fuel and chemical storage facilities.

WE MAY BE FORCED TO CURTAIL OR DISCONTINUE OPERATIONS IF WE ARE UNABLE TO OBTAIN, ON COMMERCIALLY ACCEPTABLE TERMS, ADDITIONAL EQUITY CAPITAL THAT WE MAY REQUIRE FROM TIME TO TIME IN THE FUTURE TO FINANCE OUR OPERATIONS AND GROWTH.

      We need additional capital to construct our proposed facility. We do not currently have sufficient cash reserves or revenue from operations to do so. We are unable to provide any assurance or guarantee that additional capital will be available when needed by us, or that such capital will be available under terms acceptable to us or on a timely basis. This limitation could harm substantially our business, results of operations and financial condition.

OUR SUCCESS DEPENDS ON THE VIABILITY OF OUR BUSINESS MODEL, WHICH IS UNPROVEN AND MAY BE UNFEASIBLE.

      The business model by which we intend to earn revenue and our income potential are new and unproven. We have not yet commenced any development operations. Our activities to date have been primarily negotiating the acquisition of real property, selecting management and developing a business strategy. Our business model is based on a variety of assumptions relating to our ability to develop fuel storage facilities, the revenue and cost assumptions for our facility and our operating costs and expenses. These assumptions may not reflect the business and market conditions that we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be less profitable than we anticipate.

WE EXPECT TO EXPERIENCE SIGNIFICANT LOSSES.

      Our initial operations will be to design and construct the facility. During this period, we will incur operating and net losses. We intend to increase our operating expenses substantially as we:

      o     Acquire real property;

      o     Continue to build our management team and corporate infrastructure;
            and

      o     Design and construct our fuel storage facilities.

Because we will spend these amounts before we receive any significant revenue from these efforts, our losses will be substantial. In addition, we may find that these efforts are more expensive than we currently anticipate which would further increase our losses. We are unable to provide any assurance or guarantee that we will become profitable or generate positive cash flow at any time in the future.

WE MUST ACCOMPLISH A NUMBER OF CRITICAL BUSINESS OBJECTIVES TO BE SUCCESSFUL.

      In order to succeed, we must do most, if not all, of the following:

      o raise additional corporate equity and/or debt to have sufficient funds to construct the facility;

      o obtain all required zoning, permitting and other entitlements to construct the facility;

      o     design and construct the facility;

      o attract, integrate, retain and motivate qualified management and technical personnel;

      o     attract long-term customers;

      o     respond appropriately and timely to competitive developments; and

      o develop, enhance, promote and carefully manage our corporate identity.

      Our business will suffer if we are unable to accomplish all of these and other important business objectives.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST EXISTING AND FUTURE COMPETITORS, WHICH COULD HARM OUR MARGINS AND OUR BUSINESS.

      The fuel and chemical storage business is highly competitive. We expect the competitive environment to continue in the future. We face competition from a number of existing storage facilities. We believe that with relatively strong financial performance of fuel and related industries, this industry will continue to attract new competitors and encourage existing competitors to increase their involvement.

      We can provide no assurance that we will be able to compete successfully against current or potential competitors. Many of our current and potential competitors have longer operating histories, better brand recognition and significantly greater financial, technical and marketing resources than we do. Many of these competitors may have well-established relationships with customers and other key partners and can devote substantially more resources to marketing and sales. As a result, they may be able to secure customers on more favorable terms. Larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for customers may increase. This will result in reduced prices and increased cost of sales. Our profitability may be reduced and you may experience a lower return on your investment.

OUR INABILITY TO RETAIN OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL MAY HARM OUR BUSINESS AND IMPEDE THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

      Our future success depends to a significant degree on the skills, experience and efforts of our key management personnel. Our principal managers are Michael Suder, Dale Chatagnier and Frank Marrocco. We have executed five-year employment agreements with each of them and have granted them substantial equity incentives to remain with the Corporation. However, we cannot guarantee that they will remain employees. The loss of their services could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees as of the date of this memorandum. If any of our executive officers or key employees left, died or was seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition. However, we believe that qualified replacement personnel could be found to continue to execute the business plan.

OUR DEVELOPMENT ACTIVITIES COULD RESULT IN LOSSES.

      Our facility is a new development from ground up. Development of new facilities always entails risks, such as the risks associated with delays in development, inability to obtain required permits and licenses, cost overruns, insufficient capital to complete construction, and other problems that may cause our properties not to perform as expected.

THE ECONOMIC PERFORMANCE AND VALUE OF OUR FACILITY DEPEND ON MANY FACTORS BEYOND OUR CONTROL.

      The economic performance and value of our facility can be affected by many factors, including the following: o reduced demand for fuel or chemical storage;

      o     economic downturns and recessions;
      o     declines in revenue due to loss of customers or reduced volume;
      o reduced demand in the surrounding geographic regions due to local economic conditions;
      o construction of competitive properties nearby and competition from other available facilities;
      o     increased operating costs and expenses; and
      o     availability of long term financing at reasonable rates.

OUR FACILITY IS SUBJECT TO ENVIRONMENTAL LAWS AND ENVIRONMENTAL RISKS.

      Under various federal, state and local laws, ordinances and regulations, we are considered to be an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, we could become liable for the costs of removal or remediation of certain hazardous substances released on or in our property. We could also be liable for other costs that relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Many if not all of the chemicals and fuels we intend to store are considered to be hazardous materials. Inadvertent releases or spills can subject us to costly remediation expenses and/or fines.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

      We have never declared or paid any cash dividends on our shares of common stock. We intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. It is likely that the debt financing arrangements we put into place in connection will prohibit us from declaring or paying dividends without the consent of our lenders. Accordingly, realization of a gain on stockholders' investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

OUR SECURITIES ARE QUOTED ON THE OVER-THE-COUNTER MARKET, WHICH MAY LIMIT THE LIQUIDITY AND PRICE OF OUR SECURITIES MORE THAN IF THE SECURITIES WERE QUOTED OR LISTED ON AN EXCHANGE.

      Our securities are quoted on the Over-the-Counter Market, a FINRA-sponsored and operated inter-dealer automated quotation system. Quotation of our securities on the Over-the-Counter Market will limit the liquidity and price of our securities more than if the securities were quoted or listed on an exchange.

ITEM 2. DESCRIPTION OF PROPERTY

MINING CLAIMS

In March 2004, our former president, Robert Wayne Morgan, acquired mineral property containing one mining claim in British Columbia, Canada by paying $1,118 to Madman Mining Co., Ltd., a non-affiliated third party. Gerard Gallissant is a staking agent employed by Madman Mining Co., Ltd. Madman Mining Co., Ltd. is located 700 West Pender Street, Suite 604, Vancouver, British Columbia, Canada V6C 1G8. Mr. Gallissant has been staking claims since 1962. His British Columbia license number is 109141.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Robert Wayne Morgan paid Madman Mining Co., Ltd. $1,880 to stake the claim. The claim was recorded in the name of Robert Wayne Morgan, our sole officer and director and the majority shareholder, to avoid paying additional fees.

      The following is a list of the tenure number, date of recording and expiration date of the claim:

      CLAIM TENURE NO.        DATE OF RECORDING        DATE OF EXPIRATION
      -------------------------------------------------------------------

           536686                July 6, 2007             July 6, 2008

           536980                July 8, 2007             July 8, 2008

      The claims measured approximately 898 acres in total.

ABANDONMENT OF CLAIMS

      In June 2008, our board of directors determined not to pursue any further development or exploration of the claims, and refused to renew the claims. As a result, in July 2008, the claims have expired and are no longer assets of the Company. The decision to abandon the claim was based upon an independent geologist's report indicating that it is unlikely that the claim contains enough volume of mineralized materials to form an economic body of mineralization. The abandonment of this claim will not result in any further costs or obligations to the Company.

ITEM 3. LEGAL PROCEEDINGS

      We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal year ended March 31, 2008, there were no matters submitted to a vote of our shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our shares are traded on the Over-the-Counter Bulletin Board under the symbol "BWMS." Of the 24,855,836 shares of common stock outstanding as of July 14, 2008, 201,000 shares (after giving effect to the stock dividend effective on January 25, 2008) were owned by Mr. Morgan, who ceased to be an officer on May 5, 2008 and may only be resold in compliance with Rule 144 of the Securities Act of 1933, as amended, until the date that is 90 days after his resignation. An additional 4,933,000 shares were acquired by fifteen individuals in a private purchase from Mr. Morgan, and as a result may be resold by the purchasers in compliance with Rule 144.

The following table sets forth the range of high and low closing bid prices for the common stock for the fiscal quarters. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

FISCAL QUARTER                                HIGH BID            LOW BID

     First Quarter 4-1-08 to 6-30-08          $   4.42           $    1.00

     Fourth Quarter 1-1-08 to 3-31-08         $   2.00           $    0.15
     Third Quarter 10-1-07 to 12-31-07        $   0.50           $    0.22
     Second Quarter 7-1-07 to 9-31-07         $   0.70           $    0.03
     First Quarter 4-1-07 to 6-29-07          $   1.76           $    0.53

     Fourth Quarter 1-1-07 to 3-31-07         $   1.75           $    0.55
     Third Quarter 10-1-06 to 12-31-06        $   1.15           $    0.75
     Second Quarter 7-1-06 to 9-31-06         $   2.75           $    0.37
     First Quarter 4-1-06 to 6-30-06          $   0.70           $    0.47

HOLDERS OF COMMON STOCK

At July 14, 2008, there were 48 shareholders of record.

DIVIDENDS

      On January 28, 2008, we declared a stock dividend of two shares of common stock for each share outstanding. As a result, the number of outstanding shares increased from 8,011,500 to 24,034,500. We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      As of March 31, 2008, we did not have any equity compensation plans and accordingly we had no securities authorized for issuance thereunder. Subsequent to the end of the fiscal year, we authorized the 2008 Incentive Plan and issued stock and options to our new executive officers. See "Subsequent Events" under
Item 1 above.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

      None.

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

      Until we changed our business plan in May 2008, we were exploring one property containing two claims. However, we suspended exploration pending a resolution of the Ministry of Environment's condemnation plan. No resolution was ever received, and the board of directors abandoned the claim in June 2008.

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

      As of March 31, 2008, our total assets were $5,472 and our total liabilities were $7,942. We had cash and cash equivalents of $3,574.

      At March 31, 2008, we had negative working capital of $2,470 compared to a working capital of $24,545 March 31, 2007. Operating Expenses for the fiscal year ended March 31, 2008 were $27,881. Our operating expenses consisted primarily of professional fees and claim administration.

      We have no long-term debt.

OFF BALANCE-SHEET ARRANGEMENTS.

None.

RECENT ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the Financial Statements included in Item 7 below.

                                    PART III

ITEM 7. FINANCIAL STATEMENTS.

                                                                        INDEX
                                                                        -----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1
FINANCIAL STATEMENTS
     Balance Sheets                                                     F-2
     Statements of Operations                                           F-3
     Statements of Cash Flows                                           F-4
     Statement of Stockholders' Equity (Deficiency)                     F-5
NOTES TO THE FINANCIAL STATEMENTS                                       F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements on accounting and financial disclosures from the appointment of Telford Sadovnick P.L.L.C. on May 24, 2005 through October 6, 2007, at which time STS Partners, LLP was appointed as the independent auditors. There have been no disagreements on accounting or financial disclosures from the appointment of STS Partners from the date of appointment through the date of this Form 10-KSB. Our financial statements for fiscal year ended March 31, 2007 included in this report have been audited by Telford Sadovnick, P.L.L.C., Certified Public Accountants, 114 West Magnolia Street, Suite 423, Bellingham, Washington 98225, and our financial statements for the fiscal year ended March 31, 2008 has been audited by STS Partners, LLP, Chartered Accountants, Sixth Floor, 543 Granville Street, Vancouver, British Columbia, Canada V6C 1X8, as set forth in this annual report.

ITEM 8A(T). CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported when the time periods specified in SEC rules and forms is accumulated and communicated to management to allow timely decisions regarding required disclosures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our internal controls over financial reporting were effective. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Robert Wayne Morgan was our president, chief executive officer, treasurer, chief financial officer and the sole member of the board of directors until his resignation from each such position on May 5, 2008 and appointed Christopher A Wilson as director. Mr. Wilson then appointed Mr. Suder to fill the vacancy created by Mr. Morgan's resignation. Mr. Wilson and Mr. Suder then expanded the board to three persons and appointed Mr. Whitney. As a result, we currently have three directors. The board of directors acts as the auditing committee; we have no nominating or compensation committees. The name, address, age and position of our present and former officers and directors is set forth below:

NAME AND ADDRESS                AGE    POSITION(S)                                                     DATE APPOINTED OR ELECTED
-----------------------------------------------------------------------------------------------------------------------------------
Michael D. Suder                 53    Chief Executive Officer and Director                              Appointed May 7, 2008
4006 Highway 44
Garyville, Louisiana 70076

Herbert N. Whitney               68    Director                                                          Appointed May 29, 2008
1901 Post Oak Park Drive
#11202
Houston, Texas 77027

Christopher A. Wilson            48    Director, President, Chief Financial Officer and                  Appointed May 5, 2008
2 Park Plaza, Suite 450                Secretary
Irvine, California 91614

Robert Wayne Morgan              54    Former President, Former Director, Former CEO,                 Elected and served through
1128 Quebec Street, Suite 407          Former Treasurer and Former CFO                                May 5, 2008 from March 2004
Vancouver, British Columbia
Canada V6A 4E1

      The first three persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

BACKGROUND OF OFFICERS AND DIRECTORS

      Until May 5, 2008, Robert Wayne Morgan was our president, chief executive officer, treasurer, chief financial officer and the sole member of the board of directors. Robert Wayne Morgan was a private investor and had no experience in surveying, exploration, and excavation activities or any direct training or experience in those areas.

      CHRISTOPHER A. WILSON. Mr. Wilson has been President, Chief Financial Officer, Secretary and a director of the Company since May 5, 2008. He is currently a partner in the law firm of Wilson, Haglund & Paulsen, P.C., a general corporate and securities practice firm he founded in 2003, which is located in Irvine, California. Prior to that time, since 2001, Mr. Wilson was general counsel for Stagecoach Properties Co. LLC., a real estate development firm in Newport Beach, California. From 1999 to 2001, Mr. Wilson was a partner in the Orange County corporate department of the law firm of Pillsbury Winthrop LLP, located in Costa Mesa, California. From August 1991 to 1999 Mr. Wilson was a founding partner in the securities boutique firm of Jeffers, Wilson, Shaff & Falk LLP. From 1987 to 1991 Mr. Wilson was an associate attorney at the law firm of O'Melveny & Myers in its Los Angeles Capital Markets Group. Mr. Wilson obtained his B.A. degree in International Relations with minors in French and economics from Brigham Young University in 1985. Mr. Wilson obtained his Juris Doctorate degree magna cum laude and Order of the Coif from Brigham Young University in 1987, where he was also the executive editor of the BYU Law Review.

      MICHAEL D. SUDER. MR. SUDER has been the Chief Executive Office and a director of the Company since May 7, 2008. From September 2005 through 2007, Mr. Suder was the director of new business development for LBC Tank Terminals. Prior to that time, from 2001 through 2005, Mr. Suder was the general manager of Kinder Morgan Energy Partners LP's lower Mississippi River region. Prior to his tenure with Kinder Morgan, Mr. Suder was the President/COO of Delta Terminal Services, Harvey, Louisiana from 1995 through December 2000. Mr. Suder holds a B.A. degree from George Washington University in Washington, D.C.

      HERBERT N. WHITNEY. Mr. Whitney was appointed as a director of the Company on May 29, 2008. From 1966 through 2006, Mr. Whitney spent forty years at CITGO Petroleum Corporation ("CITGO") in positions of increasing general management responsibility. From 2004 through 2006, Mr. Whitney was the General Manager of CITGO's Marine Transportation and Logistics Division. From 2002 through 2004, Mr. Whitney was the General Manager of CITGO's Supply Planning and Administration Division. From 1998 to 2002, Mr. Whitney was the General Manager of CITGO's Product Supply, Distribution, Trading and Commercial/Aviation Sales division. From 1993 through 1998, Mr. Whitney was the General Manager of CITGO's Operations and Crude Oil Supply division. From 1985 through 1998, Mr. Whitney was the President of CITGO Pipeline Company. Mr. Whitney served on the Board of Directors of Colonial Pipeline Company from 1987 until 2006, and was Chairman of the Board of Colonial from 1996 through 2003. Mr. Whitney holds a B.S. degree in Civil Engineering from Kansas State University.

CONFLICTS OF INTEREST

      At the present time, we are not aware of any conflicts of interest involving any of our officers or directors.

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

CORPORATE GOVERNANCE: AUDIT, COMPENSATION & NOMINATING COMMITTEES.

      We have a separately-designated audit committee of the board, however, the entire board has been appointed to serve on the audit committee. As a result, audit committee functions are performed by our board of directors. One of our directors, Herbert N. Whitney, is deemed independent. All other directors also hold positions as our officers. In addition, Christopher A. Wilson is a partner in Wilson, Haglund & Paulsen, P.C., which rendered legal services to our company. Our board of directors is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the board of directors. We have no Compensation or Nominating committees.

AUDIT COMMITTEE FINANCIAL EXPERT

      None of our directors or officers has the qualifications or experience to be considered a financial expert. We plan to identify and appoint a financial expert to our board of directors during the next fiscal year. No qualified candidates have been identified and there can be no assurance that we can attract and retain an independent director to act as our qualified financial expert.

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

CODE OF ETHICS

      We have adopted a corporate code of ethics that applies to our principal executive and principal financial officer. Our code of ethics is designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Copies of our code of ethics may be obtained, free of charge, by sending a request in writing to: 4006 Highway 44, Garyville, LA 70076.

SECTION 16(A)

      Based solely upon a review of Forms 3, 4 and 5 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended March 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by, or paid to our named executive officer for each of the Company's last two completed fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.


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
                                                                        EQUITY       DEFERRED      ALL
NAME                                                                  INCENTIVE      COMPENSA-    OTHER
AND                                                STOCK    OPTION       PLAN          TION       COMPEN-
PRINCIPAL                        SALARY   BONUS    AWARDS   AWARDS   COMPENSATION    EARNINGS     SATION    TOTAL
POSITION                 YEAR    (US$)    (US$)    (US$)     (US$)      (US$)          (US$)      (US$)     (US$)
(A)                       (B)     (C)      (D)      (E)       (F)        (G)            (H)        (I)       (J)
---------------------------------------------------------------------------------------------------------------------
Robert Wayne Morgan      2007      0        0        0         0          0              0          0         0
President                2006      0        0        0         0          0              0          0         0

      We have not paid any salaries during the fiscal year ended March 31, 2008. Subsequent to March 31, 2008, we have engaged executive officers and employees and have agreed to pay salaries under written employment agreements. See "Subsequent Events" under Item 1 above.

      As of March 31, 2008, there were no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than described herein. After March 31, 2008, we adopted the 2008 Incentive Plan and issued a number of shares and options thereunder. See "Subsequent Events" under Item 1 above.

COMPENSATION OF DIRECTORS

      During the fiscal year ended March 31, 2008, our directors did not receive any compensation for serving as members on the board of directors.


                                                  DIRECTOR'S COMPENSATION TABLE

                            FEES
                           EARNED                                          NONQUALIFIED
                             OR                            NON-EQUITY        DEFERRED
                          PAID IN    STOCK     OPTION    INCENTIVE PLAN    COMPENSATION     ALL OTHER
                            CASH     AWARDS    AWARDS     COMPENSATION       EARNINGS      COMPENSATION     TOTAL
NAME                       (US$)     (US$)     (US$)          (US$)           (US$)            (US$)        (US$)
(A)                         (B)       (C)       (D)            (E)             (F)              (G)          (H)
-----------------------------------------------------------------------------------------------------------------------------------
Robert Wayne Morgan        2008        0         0              0               0                0            0

On May 5, 2008 we entered into one services agreement with Christopher A. Wilson for his services as a director. Under the terms of the services agreement, we pay Mr. Wilson $2,500 per month plus agreed to grant Mr. Wilson the right to purchase 100,000 shares of common stock for a purchase price of $0.001 per share and to grant Mr. Wilson options to purchase 20,000 shares of common stock for an exercise price of $2.00 per share.

LONG-TERM INCENTIVE PLAN AWARDS

      We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

EMPLOYMENT CONTRACTS

      As of March 31, 2008, we had not entered into employment contracts with any of our officers. On May 8, 2008, May 14, 2008 and June 1, 2008 we entered into employment agreements with Michael D. Suder, Dale T. Chatagnier and Frank Marrocco, respectively. For a description of the employment agreements, see "Subsequent Events--Employees" under Item 1 above.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares. Unless otherwise listed below, the address for each shareholder is 4006 Highway 44, Garyville, Louisiana 70076.

NAME AND ADDRESS                      NUMBER OF             PERCENTAGE OF
BENEFICIAL OWNERSHIP                   SHARES                 OWNERSHIP
------------------------------------------------------------------------------

Michael D. Suder (1)                  480,690**                 1.93%

Dale T. Chatagnier (2)                120,173**                    *

Frank Marrocco (3)                    120,173**                    *

Christopher A. Wilson (4)             120,000                      *
2 Park Plaza, Suite 450
Irvine, CA 92614

Herbert N. Whitney                          0                      0

All Officers and Directors            841,036                   3.30%
as a Group (5 persons)

* Less than one percent
**Shares vest on the date that is six months from the date of commencement of employment, so long as the holder is an employee on such date.

(1) Excludes options to purchase 1,321,898 shares of common stock at an exercise price of $2.00 per share, which options vest over the term of Mr. Suder's five-year employment agreement. None of the options are currently exercisable.
(2) Excludes options to purchase 480,690 shares of common stock at an exercise price of $2.60 per share, which options vest over the term of Mr. Chatagnier's five-year employment agreement. None of the options are currently exercisable.
(3) Excludes options to purchase 480,690 shares of common stock at an exercise price of $3.77 per share, which options vest over the term of Mr. Marrocco's five-year employment agreement. None of the options are currently exercisable.
(4)   Includes options to purchase 20,000 shares at an exercise price of $2.00.

CHANGES IN CONTROL

      To the knowledge of management, there are no present arrangements or pledges of securities of the Company, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Robert Wayne Morgan, our president and sole director until May 5, 2008, has not received anything of value, directly or indirectly, from us and since that date we have not received and will not receive any assets, services or other consideration from Mr. Robert Wayne Morgan.

      In March 2004, we issued a total of 5,000,000 shares of restricted common stock to Robert Wayne Morgan, our sole officer and director, in consideration of $5,000. This was accounted for as a purchase of common stock.

      In March 2004, Mr. Robert Wayne Morgan loaned us $14,452 to pay for the cost of staking the property, for legal fees connected with our incorporation.

      Subsequent to the end of the fiscal year, we entered into service agreements or employment agreements with certain of our officers and directors, pursuant to which we agreed to pay certain fees or salaries and issue or grant shares of common stock and/or options to purchase common stock. See "Subsequent Events" under Item 1 above.

ITEM 13. EXHIBITS

EXHIBITS

EXHIBIT NO.    DOCUMENT DESCRIPTION
--------------------------------------------------------------------------------
3.1            Amended and Restated Articles of Incorporation of the Company,
               effective as of March 18, 2008 (1)

3.2            Bylaws (2)

4.1            Specimen Stock Certificate (2)

4.2            Blackwater Midstream Corp. 2008 Incentive Plan(1)

4.3            Form of Award Agreement for Incentive Stock Options(1)

4.4            Form of Award Agreement for Nonqualified Stock Options(1)

4.5            Form of Restricted Stock Agreement(1)

4.6             Nonqualified Stock Option Agreement with Michael D. Suder

4.7            Restricted Share Agreement with Michael D. Suder

4.8            Nonqualified Stock Option Agreement with Dale T. Chatagnier

4.9            Restricted Share Agreement with Dale T. Chatagnier

4.10           Nonqualified Stock Option Agreement with Frank Marrocco

4.11           Restricted Share Agreement with Frank Marrocco

4.12           Nonqualified Stock Option Agreement with Christopher A. Wilson

4.13           Restricted Share Agreement with Christopher A. Wilson

10.1           James Gang Mining Claim (2)

10.2 Services Agreement, dated as of May 5, 2008, by and between the Company and Christopher A. Wilson (3)

10.3           Employment Agreement with Michael D. Suder

10.4           Employment Agreement with Dale T. Chatagnier

10.5           Employment Agreement with Frank Marrocco

10.6           Membership Interest Purchase and Sale Agreement with Safeland
               Storage, LLC

10.7           Purchase and Sale Agreement with Safeland Storage, LLC

14.1           Code of Ethics (4)

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1           Audit Committee Charter (4)

99.2           Disclosure Committee Charter (4)

(1) Incorporated by reference from the Registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on July 10, 2008.

(2) Incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116229 on June 7, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

(3) Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

(4) Incorporated herein by reference from the Registrant's Form 10-KSB Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116229 on June 30, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32.

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

      2008      $   2,500 STS Partners LLP, Chartered Accountants
      2008      $   7,790 Telford, Sadovnick, Certified Public Accountants
      2007      $  11,600 Telford, Sadovnick, Certified Public Accountants

(2) AUDIT-RELATED FEES

      The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

      2008      $  -0- Telford, Sadovnick, Certified Public Accountants
      2007      $  -0- Telford, Sadovnick, Certified Public Accountants

(3) TAX FEES

      The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

      2008      $  -0- Telford, Sadovnick, Certified Public Accountants
      2007      $  -0- Telford, Sadovnick, Certified Public Accountants

(4) ALL OTHER FEES

      The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

      2008      $ -0- Telford, Sadovnick, Certified Public Accountants
      2007      $ -0- Telford, Sadovnick, Certified Public Accountants

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July 2008.


                                        BLACKWATER MIDSTREAM CORP.


                                        By: /S/ MICHAEL D. SUDER
                                            --------------------
                                            Michael D. Suder
                                            Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                     Title                        Date
--------------------------------------------------------------------------------

/S/ MICHAEL D. SUDER          Chief Executive Officer and        July  15, 2008
--------------------          Director
Michael D. Suder


/S/ CHRISTOPHER A. WILSON     Chief Financial Officer,           July 15, 2008
-------------------------     President, Secretary and
Christopher A. Wilson         Director


/S/ HERBERT N. WHITNEY        Director                           July 15, 2008
----------------------
Herbert N. Whitney

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BLACKWATER MIDSTREAM CORP.
(FORMERLY LAYCOR VENTURES CORP.)
(an Exploration Stage Company)


We have audited the accompanying Balance Sheet of BLACKWATER MIDSTREAM CORP. (formerly Laycor Ventures Inc.) (the Company) (an Exploration Stage Company) as of March 31, 2008 and the related Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for the year then ended, and for the period from inception on March 23, 2004 to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKWATER MIDSTREAM CORP. (formerly Laycor Ventures Corp.) (an Exploration Stage Company) as of March 31, 2008, and the results of its operations and its cash flows for year then ended, and for the period from inception on March 23, 2004 to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains profitable operation and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ STS PARTNERS, LLP

                                                       STS PARTNERS LLP
                                                     CHARTERED ACCOUNTANTS

Vancouver, British Columbia
July 15, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BLACKWATER MIDSTREAM CORP.
(FORMERLY LAYCOR VENTURES CORP.)
(an Exploration Stage Company)


We have audited the accompanying Balance Sheet of BLACKWATER MIDSTREAM CORP. (formerly Laycor Ventures Inc.) (the "Company") (an Exploration Stage Company) as of March 31, 2007 and the related Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for the year then ended, and for the period from inception on March 23, 2004 to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKWATER MIDSTREAM CORP. (formerly Laycor Ventures Corp.) (an Exploration Stage Company) as of March 31, 2007, and the results of its operations and its cash flows for year then ended, and for the period from inception on March 23, 2004 to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains profitable operation and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ TELFORD SADOVNICK, P.L.L.C.

                                                  TELFORD SADOVNICK, P.L.L.C.

                                                 CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
June 28, 2007

                                             BLACKWATER MIDSTREAM CORP.
                                          (FORMERLY LAYCOR VENTURES CORP.)
                                           (AN EXPLORATION STAGE COMPANY)

                                                   BALANCE SHEETS
                                              (STATED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                                                                              MARCH 31
                                                                                      2008                2007
                                                                                ----------------   ----------------
ASSETS

CURRENT
   Cash and cash equivalents                                                     $        3,574     $       32,045
   Prepaid expenses                                                                       1,898                  -
                                                                                ----------------   ----------------

                                                                                 $        5,472     $       32,045
                                                                                ================   ================

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                                      $        7,942     $        7,500
                                                                                ----------------   ----------------

STOCKHOLDERS' (DEFICIENCY) EQUITY

SHARE CAPITAL
Authorized:
   200,000,000 common shares with a par value of $0.001 per share
   20,000,000 "blank check" preferred shares, issuable in one or more series.
Issued:
   24,034,500 common shares at March 31, 2008 and 2007                                   24,035              8,012

ADDITIONAL PAID-IN CAPITAL                                                              131,540            147,563

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                       (158,045)          (131,030)
                                                                                ----------------   ----------------
                                                                                         (2,470)            24,545
                                                                                ----------------   ----------------

                                                                                 $        5,472     $       32,045
                                                                                ================   ================

Approved on behalf of the Board:



------------------------------------------------                   ------------------------------------------------
                   Director                                                              Director


                      The accompanying notes are an integral part of the financial statements.


                                            BLACKWATER MIDSTREAM CORP.
                                         (FORMERLY LAYCOR VENTURES CORP.)
                                          (AN EXPLORATION STAGE COMPANY)

                                             STATEMENTS OF OPERATIONS
                                             (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------
                                                                                                   CUMULATIVE
                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                                                                    MARCH 23
                                                                       YEARS ENDED                  2004 TO
                                                                         MARCH 31                   MARCH 31
                                                                2008              2007                2008
                                                         -----------------  -----------------  -----------------

REVENUE                                                   $             -    $             -    $             -
                                                         -----------------  -----------------  -----------------

EXPENSES
   Automobile expenses                                                  -                  -                 42
   Consulting                                                           -              2,500              5,500
   Filing fees                                                          -                205              4,000
   General and administrative                                         732                200              1,557
   Interest and bank charges                                          129                109                495
   Mineral property acquisition and exploration                     1,505                  -             44,503
   Office expenses                                                      -                  -                 65
   Professional fees                                               24,157             26,770            100,395
   Promotion and entertainment                                          -                  -                954
   Travel                                                           1,358                  -              5,165
                                                         -----------------  -----------------  -----------------
                                                                   27,881             29,784            162,676
                                                         -----------------  -----------------  -----------------

LOSS BEFORE OTHER INCOME                                          (27,881)           (29,784)          (162,676)

OTHER INCOME                                                          866              1,694              4,631
                                                         -----------------  -----------------  -----------------

NET LOSS FOR THE PERIOD                                   $       (27,015)   $       (28,090)   $      (158,045)
                                                         =================  =================  =================


BASIC AND DILUTED LOSS PER COMMON
   SHARE                                                  $         (0.00)   $         (0.00)
                                                         =================  =================


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                          10,250,330          8,011,500
                                                         =================  =================



                     The accompanying notes are an integral part of the financial statements.


                                            BLACKWATER MIDSTREAM CORP.
                                         (FORMERLY LAYCOR VENTURES CORP.)
                                          (AN EXPLORATION STAGE COMPANY)

                                             STATEMENTS OF CASH FLOWS
                                             (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------
                                                                                                   CUMULATIVE
                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                                                                    MARCH 23
                                                                       YEARS ENDED                  2004 TO
                                                                         MARCH 31                   MARCH 31
                                                                2008              2007                2008
                                                         -----------------  -----------------  -----------------

CASH FLOW PROVIDED BY (USED IN):

OPERATING ACTIVITIES
   Net loss for the period                                $       (27,015)   $       (28,090)   $      (158,045)

   Changes in non-cash working capital items:
       Prepaid expenses                                            (1,898)                 -             (1,898)
       Accounts payable and accrued liabilities                       442            (19,648)             7,942
                                                         -----------------  -----------------  -----------------
                                                                  (28,471)           (47,738)          (152,001)
                                                         -----------------  -----------------  -----------------

FINANCING ACTIVITY
   Issue of capital stock                                               -                  -            155,575
                                                         -----------------  -----------------  -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
   FOR THE PERIOD                                                 (28,471)           (47,738)             3,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                   32,045             79,783                  -
                                                         -----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $         3,574    $        32,045    $         3,574
                                                         =================  =================  =================

CASH AND CASH EQUIVALENTS ARE COMPRISED OF:
   Cash                                                   $         3,574    $         1,914
   Short term deposit                                                   -             30,131
                                                         -----------------  -----------------

                                                          $         3,574    $        32,045
                                                         =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                          $             -    $             -    $             -
   Income taxes paid                                      $             -    $             -    $             -
                                                         =================  =================  =================

NON-CASH FINANCING ACTIVITY:
   Stock dividend                                         $        16,023    $             -    $        16,023
                                                         =================  =================  =================


                     The accompanying notes are an integral part of the financial statements.


                                                     BLACKWATER MIDSTREAM CORP.
                                                  (FORMERLY LAYCOR VENTURES CORP.)
                                                   (AN EXPLORATION STAGE COMPANY)

                                           STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                      PERIOD FROM INCEPTION, MARCH 23, 2004, TO MARCH 31, 2008
                                                      (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------

                                                        COMMON STOCK
                            --------------------------------------------------------------------     DEFICIT
                                 NUMBER                                                             ACCUMULATED
                                   OF                         ADDITIONAL       SUBSCRIPTIONS        DURING THE
                                 COMMON          PAR           PAID-IN            RECEIVED          EXPLORATION
                                 SHARES         VALUE          CAPITAL          (RECEIVABLE)           STAGE              TOTAL
                            --------------- -------------- ---------------- -------------------- ------------------- ---------------

Beginning balance, March
  23, 2004                               -   $          -   $            -   $                -   $               -   $           -

Shares issued for cash at
  $0.001                         5,000,000          5,000                -                    -                   -           5,000
Net loss for the period                  -              -                -                    -             (14,452)        (14,452)
                            --------------- -------------- ---------------- -------------------- ------------------- ---------------

Balance, March 31, 2004          5,000,000          5,000                -                    -             (14,452)         (9,452)

Share subscriptions
  received                               -              -                -              150,475                   -         150,475
Net loss for the year                    -              -                -                    -             (22,075)        (22,075)
                            --------------- -------------- ---------------- -------------------- ------------------- ---------------

Balance, March 31, 2005          5,000,000          5,000                -              150,475             (36,527)        118,948

Shares issued for
  cash at $0.05                  3,011,500          3,012          147,563             (150,475)                  -             100
Net loss for the
  year                                   -              -                -                    -             (66,413)        (66,413)
                            --------------- -------------- ---------------- -------------------- ------------------- ---------------

Balance, March 31
  2006                           8,011,500          8,012          147,563                    -            (102,940)         52,635

Net loss for the
  year                                   -              -                -                    -             (28,090)        (28,090)
                            --------------- -------------- ---------------- -------------------- ------------------- ---------------

Balance, March 31
  2007                           8,011,500          8,012          147,563                    -            (131,030)         24,545

Stock dividend, at $0.001       16,023,000         16,023          (16,023)                   -                   -               -

Net loss for the
  year                                   -              -                -                    -             (27,015)        (27,015)
                            --------------- -------------- ---------------- -------------------- ------------------- ---------------

Balance, March 31
  2008                          24,034,500   $     24,035   $      131,540   $                -   $        (158,045)  $      (2,470)
                            =============== ============== ================ ==================== =================== ===============

                              The accompanying notes are an integral part of the financial statements.

                                                                 F-7

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

1.    OPERATIONS AND GOING CONCERN

      Organization

      The Company was incorporated in the State of Nevada, U.S.A., on March 23, 2004. The year end of the Company is March 31. On March 18, 2008, the Company changed its name to Blackwater Midstream Corp. from Laycor Ventures Corp.

      Exploration Stage Activities

      The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

      Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $158,045 for the period from March 23, 2004 (inception) to March 31, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

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

      b)    Exploration Stage Enterprise

            The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 ("SFAS 7"), "Accounting and Reporting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage

      c)    Mineral Rights

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

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

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

      g)    Income Taxes

            The Company has adopted guidance established in Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income taxes" ("SFAS 109"). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      j)    Basic and Diluted Loss Per Share

            In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      a) In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

      b) In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to December 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

      c) In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 expresses SEC staff views regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENTS. SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007. The Company has not determined whether or not it will elect to use the simplified method of calculating expected term beyond March 31, 2008.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

3.    RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

      d) In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

      e) In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

      f) In May of 2008, FASB issued SFASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60". The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We do not believe this pronouncement will impact our financial statements.

4.    MINERAL CLAIM INTEREST

      The former President holds, on behalf of the Company, 100% interest in two mineral claims located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. Exploration activity of one of the mineral claims has been suspended due to government regulation. In fiscal year 2005, the Company spent $40,000 on the exploration of the Rock Creek, BC Project.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

5.    SHARE CAPITAL

      Authorized:

      In January 2008, the Company increased the number of authorized capital stock of the corporation from 200,000,000 shares to 220,000,000 shares consisting of 200,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of preferred stock, par value $0.001

      Issued:

      In March 2004, the Company issued 5,000,000 common shares at $0.001 per share, for cash proceeds of $5,000.

      In April 2005, the Company issued 3,011,500 common shares at $0.05 per share, for cash proceeds of $150,575.

      In February 2008, the Company issued 16,023,000 common shares as a result of a common stock dividend. This was recorded at par value of $0.001 per share.

6.    COMMITMENTS AND CONTRACTUAL OBLIGATIONS

      The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

7.    INCOME TAXES

      The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 35% (2007 - 35%) to income before income taxes. The difference results from the following items:

                                                        2008           2007
                                                   -------------- --------------

      Computed expected (benefit of) income taxes   $     (9,200)  $     (9,600)
      Increase in valuation allowance                      9,200          9,600
                                                   -------------- --------------

      Income tax provision                          $          -   $          -
                                                   ============== ==============

      Significant components of the Company's deferred income tax assets are as follows:

                                                        2008           2007
                                                   -------------- --------------

      Operating loss carry forward                  $    113,542   $     88,032
      Mineral property acquisition and exploration
          expense                                         44,503         42,998
                                                   -------------- --------------
                                                         158,045        131,030
                                                   -------------- --------------

      Statutory tax rate                                 35%           35%
                                                   -------------- --------------

      Deferred income tax assets                          53,800         44,600
      Valuation allowance                                (53,800)       (44,600)
                                                   -------------- --------------

      Net deferred tax assets                       $          -   $          -
                                                   ============== ==============

      The Company has incurred operating losses of approximately $113,542 which, if unutilized, will expire through to 2028. Subject to certain restrictions, the Company has mineral property expenditures of $44,503 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

7.    INCOME TAXES (Continued)

                                                                   EXPIRATION
                                                                    DATE OF
                                                                   INCOME TAX
                                                                    OPERATING
                                                     NET           LOSS CARRY
                                                     LOSS           FORWARDS
                                               --------------  -----------------

      2004                                      $     12,572          2024
      2005                                            20,957          2025
      2006                                            26,413          2026
      2007                                            28,090          2027
      2008                                            25,510          2028
                                               --------------

      Total income tax operating loss
        carry forwards.                         $    113,542
                                               ==============

8.    SUBSEQUENT EVENTS

      a) The Company has changed its business objective to become an independent developer of fuel and chemical storage facilities. On June 27, 2008, the Company abandoned its mining claim in British Columbia, Canada, with no further costs or obligations to the Company. The decision to abandon the claim was based upon an independent geologist's report indicating that it is unlikely that the claim contains enough volume of mineralized materials to form an economic body of mineralization.

      b) On June 26, 2008, the Company entered into a Purchase Agreement with an unrelated Louisiana limited liability company, and purchased a 7% interest (comprising 70,000 class A units) in this company for a purchase price of $1.5 million. Concurrently, on June 26, 2008, the Company entered into a Property Purchase Agreement with the Louisiana company for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The closing of this agreement is to take place within 120 days from June 26, 2008.

      c) In May 2008, the Company entered into services and employment agreements with new directors and officers for management services. The terms of these agreements range from one to five years. Minimum cumulative cash remuneration will be $792,500 per year. Non-cash remuneration includes the granting of 50,000 shares of common stock and 3,124,314 stock options to purchase common shares, with exercise prices ranging from $0.001 to $3.77. The vesting periods range from May 2008 through to 2013.

      d) In June and July 2008, the Company offered for sale a private placement of shares of common stock at a price of $2.00 per share. As of July 14, 2008, the Company received aggregate gross cash proceeds of approximately $2,975,000. The Company expects to close the offering on or about July 31, 2008. Commissions, paid and to be paid, consist of a cash payment of 10% of the gross proceeds and shares of common stock equal to 4% of the number of shares to be issued to investors in the offering.