Form 10-Q
period 2008-06-30
Blackwater Midstream Corp.
filed 2008-08-19
CIK 1292518

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended JUNE 30, 2008
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from ______ to ______

                        COMMISSION FILE NUMBER 000-51403

                           BLACKWATER MIDSTREAM CORP.
                 (Name of Small Business Issuer in Its Charter)

                                                           26-2590455
                  NEVADA                               (Small Business Issuer
         (State of Incorporation)                   I.R.S. Employer I.D. Number)

              4006 HIGHWAY 44
           GARYVILLE, LOUISIANA                                70051
 (Address of principal executive offices)                    (zip code)

                                 (985) 535-8500
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [  ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER [ ]           ACCELERATED FILER                  [ ]
NON-ACCELERATED FILER   [ ]           SMALLER REPORTING COMPANY          [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2008, there were 26,948,036 shares of Common Stock, $.001 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

Balance Sheets                                                            1
Statements of Operations                                                  2
Statements of Cash Flows                                                  3

NOTES TO FINANCIAL STATEMENTS                                             5

                                  BLACKWATER MIDSTREAM CORP.
                               (FORMERLY LAYCOR VENTURES CORP.)
                                 (A DEVELOPMENT STAGE COMPANY)

                                        BALANCE SHEETS
                                   (STATED IN U.S. DOLLARS)

                                                                  JUNE 30          MARCH 31
                                                                    2008              2007
                                                                  UNAUDITED         Audited
                                                                 -----------      -----------

ASSETS

CURRENT
     Cash and cash equivalents                                   $   345,986      $     3,574
     Prepaid expenses and deposits                                     4,710            1,898
                                                                 -----------      -----------
                                                                 $   350,696      $     5,472

 Investment                                                        1,500,000               --

 Other Equipment
     Office Equipment                                                 92,873               --
     Less: Accumulated Depreciation                                   (7,739)              --
                                                                 -----------      -----------
                                                                      85,134               --
                                                                 -----------      -----------

                                                                   1,935,830            5,472
                                                                 ===========      ===========

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                    $   288,305      $     7,942
                                                                 -----------      -----------

STOCKHOLDERS' (DEFICIENCY) EQUITY

SHARE CAPITAL
Authorized:
      200,000,000 common shares with a par value
        of $0.001 per share
      20,000,000 "blank check" preferred shares, issuable in
        one or more series.
 Issued:
     24,034,500 common shares                                         24,035           24,035

ADDITIONAL PAID-IN CAPITAL                                           131,540          131,540

SHARE SUBSCRIPTION RECEIVED                                        1,864,444               --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                    (372,494)        (158,045)
                                                                 -----------      -----------
                                                                   1,647,525           (2,470)
                                                                 -----------      -----------

                                                                 $ 1,935,830      $     5,472
                                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.





                                        BLACKWATER MIDSTREAM CORP.
                                     (FORMERLY LAYCOR VENTURES CORP.)
                                       (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF OPERATIONS
                                         (STATED IN U.S. DOLLARS)


                                                                                              CUMULATIVE
                                                                                              PERIOD FROM
                                                                                               INCEPTION
                                                                                               MARCH 23
                                                                QUARTER ENDED                   2004 TO
                                                                   JUNE 30                      JUNE 30
                                                             2008             2007               2008
                                                         ------------      ------------      ------------

REVENUE                                                  $         --      $         --      $         --
                                                         ------------      ------------      ------------

EXPENSES
     Advertising                                                  211                --               253
     Consulting                                                30,000                --            35,500
     Filing fees                                                7,562                --            11,562
     Management salaries                                      121,027                --           121,027
     General and administrative                                 2,467                35             4,024
     Interest and bank charges                                    500                43               995
     Mineral property acquisition and exploration                  --                --
                                                                                                   44,503
     Office expenses                                            2,346                --             2,411
     Professional fees                                         32,476             1,706           132,871
     Promotion and entertainment                                   --                --               954
     Depreciation                                               7,739                --             7,739
     Travel                                                    10,394                --            15,559
                                                         ------------      ------------      ------------
                                                              214,722             1,784           377,398
                                                         ------------      ------------      ------------

LOSS BEFORE OTHER INCOME                                     (214,722)           (1,784)         (377,398)

OTHER INCOME                                                      273               294             4,904
                                                         ------------      ------------      ------------

NET LOSS FOR THE PERIOD                                  $   (214,449)     $     (1,490)     $   (372,494)
                                                         ============      ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (0.00)    $      (0.00)
                                                          ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       24,034,500         8,011,500
                                                         ============      ============



                The accompanying notes are an integral part of these financial statements.



                                            BLACKWATER MIDSTREAM CORP.
                                         (FORMERLY LAYCOR VENTURES CORP.)
                                           (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF CASH FLOWS
                                             (STATED IN U.S. DOLLARS)

                                                                                                               CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                                INCEPTION
                                                                                                                MARCH 23
                                                                                   QUARTER ENDED                   2004 TO
                                                                                       JUNE 30                    JUNE 30
                                                                                2008             2007              2008
                                                                             -----------      -----------      -----------

CASH FLOW PROVIDED BY (USED IN):

OPERATING ACTIVITIES
     Net loss for the period                                                 $  (214,449)          (1,490)     $  (372,494)

     Adjustments to reconcile net (loss) to net cash generated (used) in operating activities:

          Depreciation                                                             7,739               --            7,739

     Changes in operating assets and liabilities:
         Prepaid expenses                                                         (2,812)              --           (4,710)
         Accounts payable and accrued liabilities                                280,363           (1,741)         288,305
                                                                             -----------      -----------      -----------
                                                                                  70,841             (251)         (81,160)
                                                                             -----------      -----------      -----------

 CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES
     Investment                                                               (1,500,000)              --       (1,500,000)
     Purchase of office equipment & software                                     (92,873)              --          (92,873)
                                                                             -----------      -----------      -----------
     NET CASH USED IN INVESTING ACTIVITIES                                    (1,592,873)              --       (1,592,873)
                                                                             -----------      -----------      -----------





                                            BLACKWATER MIDSTREAM CORP.
                                         (FORMERLY LAYCOR VENTURES CORP.)
                                           (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF CASH FLOWS
                                             (STATED IN U.S. DOLLARS)

                                                    (Continued)


CASH FLOWS FROM FINANCING ACTIVITIES
     Issue of capital stock                                           --              --          155,575
     Share subscription received                               1,864,444              --        1,864,444
                                                             -----------     -----------      -----------
                                                               1,864,444                        2,020,019
                                                             -----------     -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE
  PERIOD                                                         342,412            (251)         345,986

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                   3,574          32,045               --
                                                             -----------     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   345,986     $    32,296      $   345,986
                                                             ===========     ===========      ===========


CASH AND CASH EQUIVALENTS ARE COMPRISED OF:
     Cash                                                    $   349,560     $     1,871
     Short term deposit                                               --          30,425
                                                             -----------     -----------

                                                             $   349,560     $    32,296
                                                             ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                           $        --     $        --      $        --
     Income taxes paid                                       $        --     $        --      $        --
                                                             ===========     ===========      ===========

NON-CASH FINANCING ACTIVITY:
     Stock dividend                                          $        --     $        --      $    16,023
                                                             ===========     ===========      ===========


                The accompanying notes are an integral part of these financial statements.


                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

1.    BASIS OF PRESENTATION

      The unaudited financial statements as of June 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2008 audited financial statements and notes thereto. The results of the operations for the three months ended June 30, 2008 are not indicative of the results that may be expected for the year.

1.    OPERATIONS AND GOING CONCERN

      Organization

      The Company was incorporated in the State of Nevada, U.S.A., on March 23, 2004. The year end of the Company is March 31. On March 18, 2008, the Company changed its name to Blackwater Midstream Corp. from Laycor Ventures Corp.

      Development (Exploration) Stage Activities

      The Company has changed its business objective to become an independent developer of fuel and chemical storage facilities. The Company has been in the exploration stage since its formation and was primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. The company has not yet realized any revenues from its planned operations

      Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern.


      As shown in the accompanying financial statements, the Company has incurred a net loss of $372,494 for the period from March 23, 2004 (inception) to June 30, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

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

     d)  Investments

         The cost method is used to account for the Company's investments in limited liability companies where the Company holds an interest of 10% or less and does not have control of the limited liability company

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (Stated in U.S. Dollars)

      d) Property and Equipment

         Property and equipment, comprised of office furniture and computer software, are recorded at cost and amortized using the straight balance method at 33.33% per annum.


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

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

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

j)       Stock-Based Compensation

         The Company records stock-based compensation in accordance with SFAS No. 123R, "Share- Based Payments", using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)



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

4. INVESTMENT

         On June 26, 2008, the Company purchased a 7% membership interest (comprising 70,000 class A units) in Safeland Storage L.L.C., a Louisiana limited liability company for a purchase consideration of $1.500, 000. Concurrently, on June 26, 2008, the Company entered into a Property Purchase Agreement with Safeland Storage L.L.C. and it's wholly owned subsidiary company, Future Energy Investments LLC for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The closing of this agreement is 120 days from June 26, 2008.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)


4.   MINERAL CLAIM INTEREST

     On June 27, 2008, the Company abandoned its mining claim in British Columbia, Canada, with no further costs or obligations to the Company. The decision to abandon the claim was based upon an independent geologist's report indicating that it is unlikely that the claim contains enough volume of mineralized materials to form an economic body of mineralization. The former President held, on behalf of the Company, 100% interest in two mineral claims located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. Exploration activity of one of the mineral claims was suspended due to government regulation. In fiscal year 2005, the Company spent $40,000 on the exploration of the Rock Creek, BC Project.


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

6.   COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     In May 2008, the Company entered into employment agreements with the directors and officers of the company for management services. The terms of these agreements range from one to five years with minimum cumulative cash remuneration of $792,500 per annum. Non-cash remuneration includes the granting of 821,036 shares of common stock at $0.01, which vest at the end of six months of employment (issued July 7, 2008) and 2,303,278 common stock options with exercise prices ranging from $2.20 to $3.77, which options shall vest over the term of the employment agreement.

     On June 9, 2008 the Company entered into a consulting Agreement (the "Agreement") with Lotus Fund Inc. for operational, financial and management services. Per the Agreement, the Company is required to pay $30,000 per month, commencing June 9, 2008 and terminating on June 9, 2009 unless terminated by either party in the event of a material breach by providing 15 days notice. The Agreement is renewable for a further period of one year at the option of the Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

     There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated or realized any revenues from our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to the price and cost increases in services.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. We may seek equity financing to provide capital for further exploration.

OVERVIEW

      Until we changed our business plan in May 2008, we were exploring one property containing two claims relating to mineral rights in British Columbia, Canada. The claims were initially purchased in March 2004 by our former president, Robert Wayne Morgan, for $1,118. However, we suspended exploration pending a resolution of the Ministry of Environment's condemnation plan. No resolution was ever received, and the board of directors abandoned the claims in June 2008.

      Commencing in May 2008 we hired new management and changed our business plan to become an independent developer of bulk liquid fuel and chemical storage facilities. On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C. a Louisiana limited liability company ("Safeland"), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, from Safeland, for a purchase price of $20,500,000.00. The closing of the Purchase and Sale Agreement is to take place within 120 days from June 26, 2008. We are exploring several options to raise money to close the acquisition, but as of the date of the filing of this Quarterly Report on form 10-Q we have not entered into any definitive agreements to raise any such funds.

      Safeland has completed preliminary engineering and design and obtained state-regulated environmental permits for the facility. We intend to develop the facility in three phases with a resulting total of approximately 10 million barrels of capacity. Phase I is anticipated to be approximately 3.5 million barrels of storage with an expected completion date of the first quarter of 2010. Phase II is expected to add 3.4 million barrels coming on line in the first quarter of 2011, followed by phase III with 3.0 million barrels in the first quarter of 2012. Our proposed site is located in the heart of South Louisiana's petroleum refining and chemical manufacturing corridor that has a refining capacity of approximately 2 million barrels per day. This represents approximately ten percent of the total U.S. refining capacity, including existing world-scale crude oil refineries such as Marathon Garyville (adjacent to the Company's property), Valero St. Charles and Shell Norco (the first two of which are undergoing major capacity expansions). The site is located within 15 miles of the U.S. Strategic Petroleum Reserves at St. James and the LOOP (Louisiana Offshore Oil Production). It is strategically located for connectivity to the Colonial and Plantation pipelines via the Bengal pipeline. The Colonial and Plantation pipelines serve the U.S. as major refined product arteries from the Gulf Coast to the Eastern Seaboard of the U.S., providing approximately 42% of the East Coast refined product demand. The site offers complete intermodal logistics capabilities including deep water access on the

Mississippi River for ships and barges and access to major highways (U.S. Highway 61 to the north and the Mississippi River and East Jefferson highways to the south). Two railroads, Kansas City Southern and Canadian National, currently have infrastructure on the property, which is expected to enable the Company to attract rail-served storage positions.

      In order to effectuate our business plan and build the facilities described above, we will need to raise up to approximately $500 Million. As of August 15, 2008, we have not entered into any definitive agreements to raise any portion of such amount, although we are exploring alternatives to do so.

     Bulk liquid terminals store a range of products including crude oil, bunker fuel, gasoline, distillate, diesel, jet fuel, chemicals, agricultural products and biodiesel. For example, on the refined product segment of oil, in the United States, approximately 300 million barrels of refined products, blendstock and intermediate products are stored within the refined product value chain in facilities located between refinery processing units and product tank trucks (out of an estimated 700 million total barrels of storage including crude oil and other liquid products). Refiner storage accounts for about 40 percent of total product inventory while refined product pipelines typically containing less than 20 percent. The remainder, accounting for approximately 100 million barrels of inventory, is stored in bulk storage terminals that provide facilities for aggregation, distribution, finished produce blending, imports offloading and pipeline staging.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008

THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS INDICATED, CERTAIN OPERATING INFORMATION EXPRESSED AS A PERCENTAGE OF REVENUE:

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007


                                         ---------------------------
                                         Three months ended June 30,
                                         --------------------------

                                           2008            2007
                                         ---------      ---------

CONSOLIDATED STATEMENT OF OPERATIONS
DATA:

Revenues                                 $       0      $       0
                                         ---------      ---------
Costs and Expenses:
   Costs of revenues                             0              0
   Research and development                      0              0

   Selling, general and
   administrative                          214,722          1,784
                                         ---------      ---------
     Total costs and expenses              214,722          1,784
                                         ---------      ---------
     Operating loss                       (214,722)        (1,784)
   Interest expense                              0              0
   Interest and dividend income                273            294
   Other income, net                             0
   Equity in loss of affiliates                  0
                                         ---------      ---------
Net Loss/Gain                            $(214,449)     $  (1,490)
                                         =========      =========

REVENUES. We had no revenues for the three months ended June 30, 2008 or the three months ended June 30, 2007. We had no operational activity during the first quarter of fiscal years 2007 or 2008. We currently expect to begin generating revenues in the 1st quarter of 2010.

OTHER INCOME. Other income was $273 in the three months ended June 30, 2008 compared to $294 in the three months ended June 30, 2007. Other income for both periods is from interest generated from bank accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $214,722 in the three months ended June 30, 2008 compared to $1,784 in the three months ended June 30, 2007. This increase of over $212,000 was primarily attributable to Blackwater Midstream hiring members of its management team during May and June 2008 which accounts for approximately 56% of total SG&A Expenses. Other significant expenses during this period were professional fees of over $60,000, accounting for approximately 29% of total SG&A expenses and travel related expenses of over $10,000, accounting for about 5% of total SG&A expenses.

NET LOSS

Net loss was $214,449 in the three months ended June 30, 2008 compared to $1,490 in the three months ended June 30, 2007. This increase in the period's loss was attributable to start up expenses related to the new line of business and management terms.

LIQUIDITY AND CAPITAL RESOURCES

      We issued 5,000,000 shares of common stock through a Section 4(2) offering in March 2004. This was accounted for as a purchase of shares of common stock.

      We issued 3,011,500 shares of common stock through our public offering declared effective on February 11, 2005 and raised $150,575. This was accounted for as a purchase of shares of common stock.

      Beginning on June 4, 2008, the Company entered into certain subscription agreements (collectively, the "Purchase Agreement") with certain investors (the "Investors") for the sale of an aggregate of 2,500,000 shares of its common stock, par value $.001 per share (the "Shares"), at a purchase price of $2.00 per share (the "Offering"). Each Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors. As of August 13, 2008, the Company had consummated transactions resulting in the aggregate sale of 2,092,500 Shares for gross proceeds of $4,185,000. In connection with the Offering, the Company engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of $418,500, or 10% of the gross proceeds of the Offering, in addition to 83,700 Shares.

      As of June 30, 2008, our total assets were $1,935,830 and our total liabilities were $288,305. We had cash and cash equivalents of $345,986.

      At June 30, 2008, we had working capital of $362,391 compared to a working capital of $23,055 June 30, 2007. Operating Expenses for the quarter ended June 30, 2008 were $214,722. Our operating expenses consisted primarily of management salaries, professional fees and other administrative expenses.

We are currently exploring options to raise additional capital, although as of the date of the filing of this Quarterly Report we have not entered into any definitive agreements for such capital. We can make no assurances that the Company will find additional financing on favorable terms, or at all.

      We have no long-term debt.

OFF BALANCE-SHEET ARRANGEMENTS

None.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


Not required for smaller reporting companies.


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

        There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1A.      RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-KSB filed on June 15, 2008, for the year ended March 31, 2008.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of Equity Securities

Beginning on June 4, 2008, the Company entered into certain subscription agreements (collectively, the "Purchase Agreement") with certain investors (the "Investors") for the sale of an aggregate of 2,500,000 restricted shares of its common stock, par value $.001 per share (the "Shares"), at a purchase price of $2.00 per share (the "Offering"). Each Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors. As of August 13, 2008, the Company had consummated transactions resulting in the aggregate sale of 2,092,500 Shares for gross proceeds of $4,185,000. The issuance of the Shares was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended. In connection with the Offering, the Company engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of $418,500, or 10% of the gross proceeds of the Offering, in addition to 83,700 shares of restricted common stock.

Use of Proceeds

On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 registration statement effective (SEC file no. 333-116229). Under the terms of our Form SB-2 registration statement, we offered, without the assistance of an underwriter, up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum. The offering price was $0.05 per share. On April 5, 2005, we completed our public offering by raising $150,575 and sold 3,011,500 shares of our common stock at an offering price of $0.05 per share. From the period February 11, 2005 to June 30, 2008, we spent the following:


     Consulting Services                      $      31,750
     Core Drilling                            $       5,400
     Analyzing Samples                        $       5,350
     Accounting                               $      34,818
     Legal                                    $      24,217
     Services                                 $        none
     --------------------------------------------------------
     TOTAL                                    $     101,535
     ========================================================


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION.

(a) On August 12, 2008, by unanimous written consent, the Company's Board of Directors appointed Mr. Mathijs van Houweninge to the position of director of the Company to fill a vacancy. The acceptance by Mr. Mathijs van Howeninge as a director of the Company is effective as of August 12, 2008.

         Mr. van Houweninge has served as the managing partner of Falcon Capital, LLP ("Falcon"), a Venture Capital firm based in London, since February 2008. In 1990, Mr. Houweninge started iEffective, a Netherlands-based software company specializing in consultancy and software development for the financial industry which was sold in 2000. He also serves on the board of directors of SkyPostal, Inc., Cybercity, Inc. IonIP bv, and a school in Utrecht in the Netherlands. Mr. van Houweninge studied at Utrecht University in the Netherlands during the 1990's in Computer Science, specializing in artificial intelligence.

         Falcon Capital is an affiliate of Falcon International Consulting Limited, the Company's financial advisor, and holder of 83,700 shares of the Company's common stock. During 2008, the Company paid Falcon International Consulting Limited approximately $418,000 and 83,700 shares of common stock as commissions earned during the Company's $5 million private placement of common stock. As managing partner of Falcon Capital, Mr. van Houweninge can influence how Falcon votes and disposes of its stock in the Company and is considered a Company affiliate. Additionally, as managing partner of Falcon, Mr. van Houweninge has a direct financial interest in Falcon's past and future financial arrangements with the Company.



ITEM 6.      EXHIBITS. The following documents are included herein:

EXHIBIT NO.    DOCUMENT DESCRIPTION
--------------------------------------------------------------------------------

4.1            Form of private placement common stock purchase agreement

10.1           Services Agreement with Christopher Wilson dated May 5, 2008 (1)

10.2           Employment Agreement with Michael Suder, dated May 7, 2008 (2)

10.3           Employment Agreement with Dale T. Chatagnier, dated May 14, 2008
               (3)

10.4 Placement agent's agreement with Falcon International Consulting Limited, dated May 28, 2008

10.5           Membership Interest Purchase Agreement with Safeland Storage, LLC
               (4)

10.6 Purchase and Sale Agreement between Safeland Storage LLC, Future Energy Investments and Blackwater Midstream Corp., dated June 25, 2008 (5)

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1           Press release announcing private placement


-------------------------
(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 6, 2008

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 9, 2008

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 16, 2008

(4) Previously filed herewith as exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed July 15, 2008.

(5) Previously filed herewith as exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed July 15, 2008.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2008.

                                            BLACKWATER MIDSTREAM CORP.
                                            (REGISTRANT)

                                            BY:   /s/ MICHAEL D. SUDER
                                                  ----------------------
                                                  Michael D. Suder
                                                  Chief Executive Officer


                                            BY:   /s/ DONALD ST. PIERRE
                                                  ---------------------
                                                  Donald St. Pierre
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.    DOCUMENT DESCRIPTION
--------------------------------------------------------------------------------

4.1            Form of private placement common stock purchase agreement

10.1           Services Agreement with Christopher Wilson dated May 5, 2008 (1)

10.2           Employment Agreement with Michael Suder, dated May 7, 2008 (2)

10.3           Employment Agreement with Dale T. Chatagnier, dated May 14, 2008
               (3)

10.4 Placement agent's agreement with Falcon International Consulting Limited, dated May 28, 2008

10.5           Membership Interest Purchase Agreement with Safeland Storage, LLC
               (4)

10.6 Purchase and Sale Agreement between Safeland Storage LLC, Future Energy Investments and Blackwater Midstream Corp., dated June 25, 2008 (5)

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1           Press release announcing private placement

--------------

(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 6, 2008

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 9, 2008

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 16, 2008

(4) Previously filed herewith as exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed July 15, 2008.

(5) Previously filed herewith as exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed July 15, 2008.