Form 10-Q/A
period 2008-06-30
Blackwater Midstream Corp.
filed 2008-11-17
CIK 1292518

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
  [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2008, there were 27,031,736 shares of Common Stock, $.001 par value per share, outstanding.

                                EXPLANATORY NOTE

Blackwater Midstream Corp. (the "Company") is amending its Quarterly Report on Form 10-Q ("Form 10-Q" or "Original Filing") for the quarter ended June 30, 2008 to restate its financial statements for the quarters ended June 30, 2008 and 2007 to correct errors related to the accounting for stock-based compensation. This amendment to Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed on August 19, 2008.

The Company's decision to restate the aforementioned financial information was made on November 14, 2008 as a result of management's identification of errors related to the accounting for certain stock options and restricted shares issued to employees, directors, and other third-parties. As more fully described in
Note 7 of the financial statements (see Item 1 of Part I, "Financial Statements (Unaudited) (Restated)" - Note 7 - "Restatement of Financial Statements") management, including its CEO (principal executive officer) and Chief Financial Officer (principal financial officer), concluded, and the Board of Directors agreed with management's conclusions that the Company's controls were not designed or operating effectively to ensure all stock-based compensation was completely and accurately recorded in the financial statements. These control failures impacted stockholders' equity (deficit) in the balance sheet as well as general and administrative expenses in the statement of operations. As a result, general and administrative expenses were misstated in the statement of operations and stockholders' (deficit) equity was misstated in the balance sheet as of and for the three-month period ended June 30, 2008. The amount of these errors was determined to be material to the financial statements.

The Company also recorded other miscellaneous adjustments as part of this restatement that were previously identified but determined to be immaterial.

In addition, the control failures described above constitute a material weakness in the Company's internal control over financial reporting as of June 30, 2008. (See Item 4 of Part I, "Controls and Procedures (Restated)").

Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
       Balance Sheets (Unaudited) (Restated)                                   4
       Statements of Operations (Unaudited) (Restated)                         5
       Statements of Cash Flows (Unaudited) (Restated)                       6-7
       NOTES TO FINANCIAL STATEMENTS                                           8


                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (Unaudited)
                            (STATED IN U.S. DOLLARS)

                                                                 JUNE 30       MARCH 31
                                                                  2008           2008
                                                               (Restated)
                                                               -----------    -----------
ASSETS

CURRENT
     Cash and cash equivalents                                 $   345,986    $     3,574
          Prepaid expenses and other current assets                  5,531          1,898
                                                               -----------    -----------
                                                               $   351,517    $     5,472

Investment in Safeland Storage, LLC                              1,500,000             --

Other Equipment
     Office Equipment                                                1,626             --
     Less: Accumulated Depreciation                                   (136)            --
     Construction in Progress                                       91,247             --
                                                               -----------    -----------
                                                                    92,737             --
                                                               -----------    -----------
                                                                 1,944,254          5,472
                                                               ===========    ===========
LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                  $   288,305    $     7,942
                                                               -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
Authorized:
     200,000,000 common shares with a par value
        of $0.001 per share
     20,000,000 "blank check" preferred shares, issuable in
        one or more series.
 Issued:
     25,908,036 and 24,034,500 common shares at June
        30 and March 31, respectively                               25,908         24,035

ADDITIONAL PAID-IN CAPITAL                                       4,149,781        131,540

STOCK SUBSCRIPTIONS RECEIVABLE                                  (1,705,000)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                  (814,740)      (158,045)
                                                               -----------    -----------
                                                                 1,655,949         (2,470)
                                                               -----------    -----------
                                                               $ 1,944,254    $     5,472
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



                                   BLACKWATER MIDSTREAM CORP.
                                (FORMERLY LAYCOR VENTURES CORP.)
                                  (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF OPERATIONS (Unaudited)
                                    (STATED IN U.S. DOLLARS)

                                                                                       CUMULATIVE
                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                         MARCH 23
                                                              QUARTER ENDED              2004 TO
                                                                 JUNE 30                 JUNE 30
                                                           2008            2007            2008
                                                        (Restated)                      (Restated)
                                                       ------------    ------------    ------------

REVENUE                                                $         --    $         --    $         --
                                                       ------------    ------------    ------------

EXPENSES
     Advertising                                                211              --             211
     Consulting                                              30,000              --          35,500
     Filing fees                                              7,562              --          11,562
     Management salaries                                    370,977              --         370,977
     General and administrative                               2,467              35           4,066
     Interest and bank charges                                  500              43             995
     Mineral property acquisition and exploration                --              --
                                                                                             44,503
     Office expenses                                          2,100              --           2,165
     Professional fees                                      232,621           1,706         333,016
     Promotion and entertainment                                 --              --             954
     Depreciation                                               136              --             136
     Travel                                                  10,394              --          15,559
                                                       ------------    ------------    ------------
                                                            656,968           1,784         819,644
                                                       ------------    ------------    ------------

LOSS BEFORE OTHER INCOME                                   (656,968)         (1,784)       (819,644)

OTHER INCOME                                                    273             294           4,904
                                                       ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                $   (656,695)   $     (1,490)   $   (814,740)
                                                       ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                $      (0.03)   $      (0.00)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     24,543,282       8,011,500
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



                                   BLACKWATER MIDSTREAM CORP.
                                (FORMERLY LAYCOR VENTURES CORP.)
                                  (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF CASH FLOWS (Unaudited)
                                    (STATED IN U.S. DOLLARS)

                                                                                             CUMULATIVE
                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                                              MARCH 23
                                                                     QUARTER ENDED             2004 TO
                                                                        JUNE 30                JUNE 30
                                                                  2008            2007           2008
                                                               (Restated)                     (Restated)
                                                               -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                   $  (656,695)        (1,490)   $  (814,740)

     Adjustments to reconcile net (loss) to net cash generated (used) in operating activities:

          Depreciation                                                 136             --            136
          Stock Based Compensation                                 450,670             --        450,670

     Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                 (3,633)            --         (5,531)
          Accounts payable and accrued liabilities                 280,363         (1,741)       288,305
                                                               -----------    -----------    -----------
           CASH PROVIDED BY (USED IN) OPERATING ACTIVTIES           70,841           (251)       (81,160)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Safeland Storage LLC                         (1,500,000)            --     (1,500,000)
     Purchase of office equipment & construction in progress       (92,873)            --        (92,873)
                                                               -----------    -----------    -----------
     CASH USED IN INVESTING ACTIVITIES                          (1,592,873)            --     (1,592,873)
                                                               -----------    -----------    -----------



                                   BLACKWATER MIDSTREAM CORP.
                                (FORMERLY LAYCOR VENTURES CORP.)
                                  (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF CASH FLOWS
                                    (STATED IN U.S. DOLLARS)

                                           (Continued)


CASH FLOWS FROM FINANCING ACTIVITIES
     Issue of capital stock, net of issuance costs of
       $240,556 in cash                                          1,864,444             --      2,020,019
                                                               -----------    -----------    -----------
       CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               1,864,444             --      2,020,019
                                                               -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FOR THE PERIOD                                                   342,412           (251)       345,986

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                     3,574         32,045             --
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   345,986    $    32,296    $   345,986
                                                               ===========    ===========    ===========


CASH AND CASH EQUIVALENTS ARE COMPRISED OF:
     Cash                                                      $   345,986    $     1,871
     Short term deposit                                                 --         30,425
                                                               -----------    -----------

                                                               $   345,986    $    32,296
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                             $        --    $        --    $        --
     Income taxes paid                                         $        --    $        --    $        --
                                                               ===========    ===========    ===========

NON-CASH FINANCING ACTIVITY:
     Stock dividend                                            $        --    $        --    $    16,023
                                                               ===========    ===========    ===========
Stock Subscription Receivable                                  $ 1,705,000    $        --    $        --
                                                               ===========    ===========    ===========

           The accompanying notes are an integral part of these financial statements.


                                       7

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)

                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)


1. BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustment (consisting of normal recurring accruals as well as restatement adjustments) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2008 audited financial statements and notes thereto. The results of the operations for the three months ended June 30, 2008 are not indicative of the results that may be expected for the year.

1. OPERATIONS AND GOING CONCERN

                                  ORGANIZATION

The Company was incorporated in the State of Nevada, U.S.A., on March 23, 2004. The year end of the Company is March 31. On March 18, 2008, the Company changed its name to Blackwater Midstream Corp. from Laycor Ventures Corp.

                   DEVELOPMENT (EXPLORATION) STAGE ACTIVITIES

The Company has changed its business objective to become an independent developer of fuel and chemical storage facilities. The Company has been in the development stage since its formation and was primarily engaged in the acquisition and exploration of mining claims. The Company has not yet realized any revenues from its planned operations

                                  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $814,740 for the period from March 23, 2004 (inception) to June 30, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

b) Construction in Progress.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at June 30, 2008, represents machinery under installation.

c) Development Stage

The Company's financial statements are prepared according to the provisions of Statement of Financial Accounting Standards No. 7 ("SFAS 7"), "Accounting and Reporting for Development Stage Enterprises," as the Company's principal operations have not commenced. The Company's financial statements include certain disclosures, including cumulative amounts of revenues, expenses, and cash flows from inception.

d) Mineral Rights

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

e) Exploration Costs

Mineral exploration costs are expensed as incurred.

f) Investments

The cost method is used to account for the Company's investments in limited liability companies where the Company holds an interest of 10% or less and does not have control of the limited liability company.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (Stated in U.S. Dollars)


g) Property and Equipment

Property and equipment, comprised of office furniture and computer software, are recorded at cost and amortized using the straight balance method over the estimated useful life of five years.

h) Use of Estimates

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

i) Income Taxes

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

j) Asset Impairment

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

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (Stated in U.S. Dollars)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No.143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation ("ARO") associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists. Accordingly, no liability has been recorded.

l) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

m) Stock-Based Compensation

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

n) Environmental Protection and Reclamation Costs

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

o) Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

3. INVESTMENT

On June 26, 2008, the Company purchased a 7% membership interest (comprising 70,000 class A units) in Safeland Storage L.L.C., a Louisiana limited liability company for a purchase consideration of $1,500,000. Concurrently, on June 26, 2008, the Company entered into a Property Purchase Agreement with Safeland Storage L.L.C. and it's wholly owned subsidiary company, Future Energy Investments LLC, for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The closing of this agreement is 120 days from June 26, 2008. The Company and Safeland Storage L.L.C are currently discussing an extension to the closing date.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (Stated in U.S. Dollars)


4. MINERAL CLAIM INTEREST

On June 27, 2008, the Company made the decision to abandon its mining claim in British Columbia, Canada, effective in July 2008, with no further costs or obligations to the Company. The decision to abandon the claim was based upon an independent geologist's report indicating that it is unlikely that the claim contains enough volume of mineralized materials to form an economic body of mineralization. The former President held, on behalf of the Company, 100% interest in two mineral claims located in the Rock Creek area of the Greenwood Mining Division, British Columbia, Canada. Exploration activity of one of the mineral claims was suspended due to government regulation. In fiscal year 2005, the Company spent $40,000 on the exploration of the Rock Creek, BC Project.

5. SHARE CAPITAL

                                   AUTHORIZED:

In January 2008, the Company increased the number of authorized capital stock of the corporation from 200,000,000 shares to 220,000,000 shares consisting of 200,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of preferred stock, par value $0.001.

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

In May and June 2008, the Company issued 821,036 shares of common stock as per employment agreements with directors and officers of the company for management services and legal services with a value of $1,726,160 and $200,000, respectively.

In June 2008, the Company issued 1,052,500 shares of common stock as part of a private capital raise at $2.00 per share. The issuance of the Shares was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended. In connection with the Offering, the Company engaged falcon International Consulting Limited to act as placement agent . Falcon International received a fee of 10% of the gross proceeds of the Offering, in additional to 83,700 shares of restricted common stock.

6. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In May 2008, the Company entered into employment agreements with the directors and officers of the Company for management services. The terms of these agreements range from one to five years with minimum cumulative cash remuneration of $792,500 per annum. The Company also agreed to issue options to purchase 2,303,278 shares of common stock with exercise prices ranging from $2.20 to $3.77, which vest in accordance with the terms of the employment agreements; however, as of June 30, 2008 the employment agreements did not define the vesting conditions. As a result, since the vesting of the options were contingent on performance conditions to be established at a future date a grant date did not occur and compensation cost will not be measured until the vesting conditions are established and mutually understood by the Company and the employees.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2008 AND 2007
                            (Stated in U.S. Dollars)


6. COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

On June 9, 2008, the Company entered into a consulting agreement (the "Agreement") with Lotus Fund Inc. for operational, financial and management services. Per the Agreement, the Company is required to pay $30,000 per month, commencing June 9, 2008 and terminating on June 9, 2009, unless terminated by either party in the event of a material breach by providing 15 days notice. The Agreement is renewable for a further period of one year at the option of the Company.

7. RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its financial statements for the quarter ended June 30, 2008 to correct errors related to the Company's accounting for stock-based compensation.

The Company's decision to restate the aforementioned financial information was made as a result of management's identification of errors related to the accounting for certain stock options and restricted shares issued to employees, directors, and other third-parties. The Company concluded, that certain stock options and restricted shares were not completely and accurately recorded in the financial statements.

These errors impacted stockholders' equity (deficit) in the balance sheet as well as expenses in the statement of operations. The amount of these errors was determined to be material to the financial statements. The effect of these error corrections on the results of operations for the quarter ended June 30, 2008 is to increase the net loss by $442,246, primarily due to an increase in management compensation and other general administrative expenses.

                                   RESTATEMENT

         STATEMENT OF OPERATIONS, BALANCE SHEET, STATEMENT OF CASH FLOWS


                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (Unaudited)
                            (STATED IN U.S. DOLLARS)

                                                       JUNE 30       JUNE 30         JUNE 30
                                                        2008          2008            2008
                                                   As Previously   Adjustments    As Restated
                                                     Reported
                                                    -----------    -----------    -----------

ASSETS

CURRENT
     Cash and cash equivalents                      $   345,986    $        --    $   345,986
        Prepaid expenses and other current assets         4,710            821          5,531
                                                    -----------    -----------    -----------
                                                    $   350,696    $       821    $   351,517

 Investment                                           1,500,000             --      1,500,000

 Other Equipment
     Office Equipment                                    92,873        (91,247)         1,626
     Less: Accumulated Depreciation                      (7,739)         7,603           (136)
     Construction in Progress                                --         91,247         91,247
                                                    -----------    -----------    -----------
                                                         85,134          7,603         92,737
                                                    -----------    -----------    -----------

                                                      1,935,830          8,424      1,944,254
                                                    ===========    ===========    ===========

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities       $   288,305    $        --    $   288,305
                                                    -----------    -----------    -----------


STOCKHOLDERS' EQUITY

SHARE CAPITAL
Authorized:
     200,000,000 common shares with a par value
        of $0.001 per share
     20,000,000 "blank check" preferred shares,
        issuable in one or more series.
Issued:
     24,034,500(previous); 1,873,536(adjustments),
     25,908,036 (restated) common shares                 24,035          1,873         25,908

ADDITIONAL PAID-IN CAPITAL                              131,540      4,018,241      4,149,781

SHARE SUBSCRIPTION RECEIVED                           1,864,444     (1,864,444)             0

STOCK SUBSCRIPTION RECEIVABLE                                       (1,705,000)    (1,705,000)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE       (372,494)      (442,246)      (814,740)
                                                    -----------    -----------    -----------
                                                    $ 1,647,525    $     8,424    $ 1,655,949
                                                    -----------    -----------    -----------

                                                    $ 1,935,830    $     8,424    $ 1,944,254
                                                    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.




                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (Unaudited)
                            (STATED IN U.S. DOLLARS)

                                                          JUNE 30        JUNE 30         JUNE 30
                                                           2008           2008            2008
                                                      As Previously    Adjustments     As Restated
                                                        Reported
                                                       ------------    ------------    ------------


REVENUE                                                $         --    $         --    $         --
                                                       ------------    ------------    ------------

EXPENSES
     Advertising                                                211              --             211
     Consulting                                              30,000              --          30,000
     Filing fees                                              7,562              --           7,562
     Management salaries                                    121,027         249,950         370,977
     General and administrative                               2,467              --           2,467
     Interest and bank charges                                  500              --             500
     Mineral property acquisition and exploration                --              --              --
     Office expenses                                          2,346            (246)          2,100
     Professional fees                                       32,476         200,145         232,621
     Promotion and entertainment                                 --              --              --
     Depreciation                                             7,739          (7,603)            136
     Travel                                                  10,394              --          10,394
                                                       ------------    ------------    ------------
                                                            214,722         442,246         656,968
                                                       ------------    ------------    ------------

LOSS BEFORE OTHER INCOME                                   (214,722)       (442,246)       (656,968)

OTHER INCOME                                                    273              --             273
                                                       ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                $   (214,449)   $   (442,246)   $   (656,695)
                                                       ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                $      (0.00)   $      (0.03)   $      (0.03)
                                                       ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     24,034,500         508,782      24,543,282
                                                       ============    ============    ============

   The accompanying notes are an integral part of these financial statements.




                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                            (STATED IN U.S. DOLLARS)

                                                          JUNE 30       JUNE 30        JUNE 30
                                                           2008          2008           2008
                                                      As Previously   Adjustments    As Restated
                                                        Reported
                                                       -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss for the period                           $  (214,449)   $  (442,246)   $  (656,695)
     Adjustments to reconcile net (loss) to net cash
     generated (used) in operating activities:

         Depreciation                                        7,739         (7,603)           136
         Stock Based Compensation                               --        450,670        450,670

     Changes in operating assets and liabilities:
         Prepaid expenses and other current assets          (2,812)          (821)        (3,633)
         Accounts payable and accrued liabilities          280,363             --        280,363
                                                       -----------    -----------    -----------
                                                            70,841             --         70,841
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment                                         (1,500,000)            --     (1,500,000)
     Purchase of office equipment & software               (92,873)            --        (92,873)
                                                       -----------    -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES              (1,592,873)            --     (1,592,873)
                                                       -----------    -----------    -----------


                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

                                   (Continued)


CASH FLOWS FROM FINANCING ACTIVITIES
     Issue of capital stock, net                     1,864,444          --    1,864,444
                                                    ----------   ---------   ----------
                                                     1,864,444          --    1,864,444
                                                    ----------   ---------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FOR THE PERIOD                                       342,412          --      342,412

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                         3,574          --        3,574
                                                    ----------   ---------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  345,986          --   $  345,986
                                                    ==========   =========   ==========


CASH AND CASH EQUIVALENTS ARE COMPRISED OF:
     Cash                                           $  345,986   $      --   $  345,986
     Short term deposit                                     --          --           --
                                                    ----------   ---------   ----------

                                                    $  345,986   $      --   $  345,986
                                                    ==========   =========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                  $       --   $      --   $       --
     Income taxes paid                              $       --   $      --   $       --
                                                    ==========   =========   ==========

NON-CASH FINANCING ACTIVITY:
     Stock dividend                                 $       --   $      --   $       --
     Stock Subscription Receivable                  $1,705,000   $      --   $       --
                                                    ==========   =========   ==========

   The accompanying notes are an integral part of these financial statements.


                                       18

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


RESTATEMENT

We are amending our Quarterly Report on Form 10-Q ("Form 10-Q" or "Original Filing") for the quarter ended June 30, 2008, to restate our financial statements for the quarter ended June 30, 2008 to correct errors related to the accounting for the Company's stock-based compensation programs. This amendment to Form 10-Q (the "Amendment") amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed on August 19, 2008.

The effect of the error corrections on the Results of Operations (Restated) for the quarter ended June 30, 2008 is to increase net loss by $442,246. All amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been corrected, as appropriate, for the effects of the restatement.


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

Commencing in May 2008 we hired new management and changed our business plan to become an independent developer of bulk liquid fuel and chemical storage facilities. On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C. a Louisiana limited liability company ("Safeland"), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, from Safeland, for a purchase price of $20,500,000.00. The closing of the Purchase and Sale Agreement is to take place within 120 days from June 26, 2008. The Company and Safeland Storage L.L.L. are discussing extending the closing date. We are exploring several options to raise money to close the acquisition, but as of the date of the filing of this Quarterly Report on form 10-Q we have not entered into any definitive agreements to raise any such funds.

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

In order to effectuate our business plan and build the facilities described above, we will need to raise up to approximately $500 million. As of this date, we have not entered into any definitive agreements to raise any portion of such amount, although we are exploring alternatives to do so.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008

THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS INDICATED, CERTAIN OPERATING INFORMATION EXPRESSED AS A PERCENTAGE OF REVENUE:

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

                                                     --------------------------
                                                     Three months ended June 30,
                                                     --------------------------

                                                       2008              2007
                                                    (Restated)
                                                     ---------        ---------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues                                             $       0        $       0
                                                     ---------        ---------
Costs and Expenses:
   Costs of revenues                                         0                0
   Research and development                                  0                0

   Selling, general and
   administrative                                      656,968            1,784
                                                     ---------        ---------
     Total costs and expenses                          656,968            1,784
                                                     ---------        ---------
     Operating loss                                   (656,968)          (1,784)
   Interest expense                                          0                0
   Interest and dividend income                            273              294
   Other income, net                                         0
   Equity in loss of affiliates                              0
                                                     ---------        ---------
Net Loss                                             $(656,695)       $  (1,490)
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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $656,968 in the three months ended June 30, 2008 compared to $1,784 in the three months ended June 30, 2007. This increase of over $655,184 was primarily attributable to Blackwater Midstream hiring members of its management team during May and June 2008 for which their compensation (cash-based compensation and stock-based compensation) accounts for approximately 56% of total SG&A Expenses. Other significant expenses during this period were professional fees of over $270,000, accounting for approximately 41% of total SG&A expenses and travel related expenses of over $10,000, accounting for about 2% of total SG&A expenses.

NET LOSS

Net loss was $656,695 in the three months ended June 30, 2008 compared to $1,490 in the three months ended June 30, 2007. This increase in the period's loss was attributable to start up expenses related to the new line of business and management terms.

LIQUIDITY AND CAPITAL RESOURCES

We issued 5,000,000 shares of common stock through a Section 4(2) offering in March 2004. This was accounted for as a purchase of shares of common stock.

We issued 3,011,500 shares of common stock through our public offering declared effective on February 11, 2005 and raised $150,575. This was accounted for as a purchase of shares of common stock.

Beginning on June 4, 2008, the Company entered into certain subscription agreements (collectively, the "Purchase Agreement") with certain investors (the "Investors") for the sale of an aggregate of 2,500,000 shares of its common stock, par value $.001 per share (the "Shares"), at a purchase price of $2.00 per share (the "Offering"). Each Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors. On August 13, 2008, the Company consummated transactions resulting in the aggregate sale of 2,092,500 Shares for gross proceeds of $4,185,000. In connection with the Offering, the Company engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of $418,500, or 10% of the gross proceeds of the Offering, in addition to 83,700 Shares.

As of June 30, 2008, our total assets were $1,944,254 and our total liabilities were $288,305. We had cash and cash equivalents of $345,986.

At June 30, 2008, we had working capital of $63,212 compared to a working capital of $23,055 at June 30, 2007. Operating expenses for the quarter ended June 30, 2008 were $656,968. Our operating expenses consisted primarily of management salaries, professional fees and other administrative expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO") of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008. The Company has taken the steps described below to remediate such material weaknesses.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
As of June 30, 2008, our assessment of the effectiveness of our internal control over financial reporting identified several material weaknesses in our internal control over financial reporting. A "material weakness", as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB, is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

The material weaknesses related to the design and operating effectiveness of controls over the way we accounted for (i) depreciation of certain equipment;
(ii) grants of restricted common stock issued to members of our board of directors and management team; (iii) grants of certain non-statutory stock options; and (iv) the time which passed between the Company's receipt of certain subscription agreements and the receipt of funds delivered to the Company pursuant to those subscription agreements.

    o DEPRECIATION OF EQUIPMENT. The Company reported purchases for computer network, office & warehouse remodeling, and accounting software as Construction in Progress as they were not fully in use as of June 30, 2008. The Company classified them as in use and therein began depreciating these items.

    o GRANTS OF RESTRICTED COMMON STOCK. In May and June 2008, management did not understand that it should have accounted for these shares as a compensation expense during the months of vesting. Nor did it understand that it should likewise account for the related deferred tax asset and deferred tax benefit. The Company included a footnote to the first quarter financial statements about these and referenced that the shares were issued in July 2008.

    o GRANTS OF NON-STATUTORY STOCK OPTIONS. In May 2008, management did not understand that it should have accounted for these shares as a legal expense during the month of vesting. Nor did it understand that it should likewise account for the related deferred tax asset and deferred tax benefit. The Company did not make a footnote or an accounting entry to the June 30, 2008 financial statements.

    o FUNDS DELIVERED PURSUANT TO SUBSCRIPTIONS FOR COMPANY SECURITIES. Management did not account for the timing differences between subscription agreements made in June 2008 and the receipt of funds during June 2008. The amount of the shares subscribed but not received should have been reported as Stock Subscribed Receivable.

Since the close of the fiscal quarter ended June 30, 2008, we have implemented the following remediation steps to address the material weakness discussed above:

    o The engagement of a professional accounting and internal control consulting firm

    o Increased training and coaching for management personal concerning internal controls for small publicly traded companies

    o Increasing the Company's accounting staff to increase the segregation of duties

    o The documentation and implementation of Company procedures and internal controls

We believe these remediation steps will correct the material weakness discussed above. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures. Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Annual Report on Form 10-KSB filed on June 15, 2008, for the year ended March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

Beginning on June 4, 2008, the Company entered into certain subscription agreements (collectively, the "Purchase Agreement") with certain investors (the "Investors") for the sale of an aggregate of 2,500,000 restricted shares of its common stock, par value $.001 per share (the "Shares"), at a purchase price of $2.00 per share (the "Offering"). Each Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors. On August 13, 2008, the Company consummated transactions resulting in the aggregate sale of 2,092,500 Shares for gross proceeds of $4,185,000. The issuance of the Shares was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended. In connection with the Offering, the Company engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of $418,500, or 10% of the gross proceeds of the Offering, in addition to 83,700 shares of restricted common stock.

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

                                      Consulting Services        $ 31,750
                                      Core Drilling              $  5,400
                                      Analyzing Samples          $  5,350
                                      Accounting                 $ 34,818
                                      Legal                      $ 24,217
                                      Services                   $   none
                                      ------------------------------------
                                      TOTAL                      $101,535
                                      ====================================


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

ITEM 6. OTHER INFORMATION


          EXHIBIT NO.    DOCUMENT DESCRIPTION
          ----------------------------------------------------------------------

          4.1 Form of private placement common stock purchase agreement *

          10.1           Services Agreement with Christopher Wilson dated May 5,
                         2008 (1)

          10.2           Employment Agreement with Michael Suder, dated May 7,
                         2008 (2)

          10.3 Employment Agreement with Dale T. Chatagnier, dated May 14, 2008 (3)

          10.4 Placement agent's agreement with Falcon International Consulting Limited, dated May 28, 2008 *

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

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

          99.1           Press release announcing private placement*

          -------------------------

          * Previously filed as an exhibit to the Company's Quarterly Report on Form 10- Q filed August 19, 2008.

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

          (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 9, 2008

          (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 16, 2008

          (4) Previously filed herewith as exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed July 15, 2008.

          (5) Previously filed herewith as exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed July 15, 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2008.

                           BLACKWATER MIDSTREAM CORP.
                                  (REGISTRANT)

                                BY:   /s/ MICHAEL D. SUDER
                                      ----------------------
                                      Michael D. Suder
                                      Chief Executive Officer


                                BY:   /s/ DONALD ST. PIERRE
                                      ---------------------
                                      Donald St. Pierre
                                      Chief Financial Officer

                                  EXHIBIT INDEX

          EXHIBIT NO.    DOCUMENT DESCRIPTION
          ----------------------------------------------------------------------

          4.1 Form of private placement common stock purchase agreement *

          10.1           Services Agreement with Christopher Wilson dated May 5,
                         2008 (1)

          10.2           Employment Agreement with Michael Suder, dated May 7,
                         2008 (2)

          10.3 Employment Agreement with Dale T. Chatagnier, dated May 14, 2008 (3)

          10.4 Placement agent's agreement with Falcon International Consulting Limited, dated May 28, 2008 *

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

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

          99.1           Press release announcing private placement *

             --------------


* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed August 19, 2008.

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