Form 10-Q
period 2008-09-30
Blackwater Midstream Corp.
filed 2008-11-17
CIK 1292518

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-51403

                           BLACKWATER MIDSTREAM CORP.
              (Exact name of small business issuer in its charter)

                 NEVADA                                     26-2590455
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)


--------------------------------------------------------------------------------
                                 4006 HIGHWAY 44
                           GARYVILLE, LOUISIANA, 70051
                    (Address of principal executive offices)

                            TELEPHONE: (985) 535-8500
                           (Issuer's telephone number)
--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                    3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

NOTES TO FINANCIAL STATEMENTS                                                  6

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                           SEPTEMBER 30,    MARCH 31,
                                                               2008            2008
                                                            -----------    -----------
ASSETS

CURRENT
Cash and cash equivalents                                   $ 1,077,178    $     3,574
Prepaid expenses and other current assets                        75,285          1,898
                                                            -----------    -----------
Total current assets                                        $ 1,152,463    $     5,472
Investment in Safeland Storage, LLC                           1,500,000             --
Property and equipment
Equipment, at cost                                              126,399             --
Less: Accumulated Depreciation                                   (3,946)            --
                                                            -----------    -----------
                                                                122,453             --
Construction in progress                                        183,223             --
                                                            -----------    -----------
                                                                305,676             --

TOTAL ASSETS                                                $ 2,958,139    $     5,472
                                                            ===========    ===========

LIABILITIES

CURRENT
Accounts payable and accrued liabilities                    $    47,278    $     7,942
LONG-TERM
                                                            -----------    -----------
TOTAL LIABILITIES                                           $    47,278    $     7,942

STOCKHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
Authorized:
200,000,000 common shares with a par value of $0.001 per
share 20,000,000 "blank check" preferred shares, issuable
in one or more series.
Issued:
27,031,736 and 24,034,500 common shares at September
30 and March 31, respectively                                    27,032         24,035
ADDITIONAL PAID-IN CAPITAL                                    4,747,281        131,540
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE             (1,863,452)      (158,045)
                                                            -----------    -----------
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                          2,910,861         (2,470)
                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITTY (DEFICIT)        $ 2,958,139    $     5,472
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.



                                           BLACKWATER MIDSTREAM CORP.
                                        (FORMERLY LAYCOR VENTURES CORP.)
                                          (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                            (STATED IN U.S. DOLLARS)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED        CUMULATIVE PERIOD
                                                       SEPTEMBER 30,                   SEPTEMBER 30,          FROM INCEPTION:
                                               ----------------------------    ----------------------------  MARCH 23, 2004 TO
                                                   2008           2007            2008            2007      SEPTEMBER, 30, 2008
                                               ------------    ------------    ------------    ------------    ------------

REVENUE                                        $         --    $         --    $         --    $         --    $         --
                                               ------------    ------------    ------------    ------------    ------------
EXPENSES
Advertising                                           1,596              --           1,809              --           1,809
Consulting                                           90,000              --         120,000              --         120,000
Filing fees                                          17,878              --          25,440              --          25,440
Management salaries                                 650,499              --       1,011,906              --       1,011,906
General and administrative                           55,167              --          68,736              35          70,335
Interest and bank charges                             3,629              20           4,128              64           4,623
Mineral property acquisition and exploration             --              --              --              --              --
Office expenses                                       9,201              --           9,770              --           9,835
Professional fees                                   188,913              --         420,533              --         470,533
Promotion and entertainment                              --              --              --              --               0
Depreciation                                          3,810              --           3,946              --           3,946
Travel                                               33,252              --          43,646              --          43,646
                                               ------------    ------------    ------------    ------------    ------------
                                                  1,053,945              20       1,709,914              99       1,762,073
                                               ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE OTHER INCOME                (1,053,945)            (20)     (1,709,914)             99      (1,762,073)

OTHER INCOME                                          5,233             298           5,507             592          10,138
                                               ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS) from CONTINUING OPERATIONS   $ (1,048,712)   $        278    $ (1,704,407)   $        493    $ (1,751,935)
                                               ============    ============    ============    ============    ============

LOSS FROM DISCONTINUED OPERATIONS                        --          (4,251)         (1,000)         (5,956)       (111,517)

NET LOSS                                       $ (1,048,712)   $     (3,973)   $ (1,705,407)   $     (5,463)   $ (1,863,452)


BASIC AND DILUTED LOSS PER COMMON SHARE

Continuing Operations                          $      (0.04)   $         --    $      (0.07)   $         --
                                               ============    ============    ============    ============
Discontinued Operations                        $         --    $         --    $         --    $         --
Total Operations                               $      (0.04)   $         --    $      (0.07)   $         --

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                      26,525,629       8,011,500      24,995,715       8,011,500
                                               ============    ============    ============    ============

                   The accompanying notes are an integral part of these financial statements.


                                   BLACKWATER MIDSTREAM CORP.
                                (FORMERLY LAYCOR VENTURES CORP.)
                                  (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (STATED IN U.S. DOLLARS)

                                                                                 CUMULATIVE PERIOD
                                                          SIX MONTHS ENDED        FROM INCEPTION
                                                           SEPTEMBER 30,          MARCH 31, 2004
                                                     --------------------------    TO SEPTEMBER
                                                         2008           2007        30, 2008
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(1,705,407)   $    (5,463)   $(1,863,452)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation                                               3,946             --          3,946
Stock based compensation                               1,217,010             --      1,217,010

Changes in operating assets and liabilities:
Prepaid expenses and other current assets                (73,387)            --        (75,285)
Accounts payable and accruals                             39,336            535         47,278
                                                     -----------    -----------    -----------

Net cash used in operating activities                   (518,502)        (4,928)      (670,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (309,622)            --       (309,622)
Investment in Safeland Storage LLC                    (1,500,000)            --     (1,500,000)

NET CASH USED IN INVESTING ACTIVITIES                 (1,809,622)            --     (1,809,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of issuance costs     3,401,728             --      3,557,303
                                                     -----------    -----------    -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD             1,073,604         (4,928)     1,077,178

CASH AT BEGINNING OF PERIOD                                3,574         32,045             --
                                                     -----------    -----------    -----------

CASH AT END OF PERIOD                                $ 1,077,178    $    27,177    $ 1,077,178
                                                     ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid                                        $        --    $        --    $        --
Income taxes paid                                    $        --    $        --    $        --

           The accompanying notes are an integral part of these financial statements.

                                               5

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2008 AND 2007
                            (STATED IN U.S. DOLLARS)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of September 30, 2008 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of Blackwater Midstream Corp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2008 audited financial statements and notes thereto. The results of the operations for the six months ended September 30, 2008 are not indicative of the results that may be expected for the year.

The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       ORGANIZATION AND GOING CONCERN

ORGANIZATION

The Company was incorporated in the State of Nevada, U.S.A., on March 23, 2004. The Company's fiscal year ends March 31. On March 18, 2008, the Company changed its name to Blackwater Midstream Corp. from Laycor Ventures Corp.

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

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)


As shown in the accompanying financial statements, the Company has incurred a net loss of $1,863,452 for the period from March 23, 2004 (inception) to September 30, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its storage facilities. Management has plans to seek additional capital through private placement and public offerings of its common stock. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

             b)   Construction in Progress

                  Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at September 30, 2008, represents facilities under installation and prepayments on assets being purchased

             c)   Exploration Stage Enterprise

                  The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 ("SFAS 7"), "Accounting and Reporting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and developing storage facilities. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)


             d)   Mineral Rights

                  The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

             e)   Investments

                  The cost method is used to account for the Company's investments in limited liability companies where the Company holds an interest of 10% or less and does not have control of the limited liability company.

             f)   Property and Equipment

                  Property and equipment, comprised of office furniture, computer software and heavy equipment are recorded at cost and amortized using the straight balance method over an estimated useful life of five years.

             g)   Use of Estimates

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

             h)   Income Taxes

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

             i)   Asset Impairment

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


             j)   Asset Retirement Obligations

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

             k)   Basic and Diluted Loss Per Share

                  In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

             l)   Stock-Based Compensation

                  The Company records stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payments", using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

             m)   Environmental Protection and Reclamation Costs

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)


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

             n)   Financial Instruments

                  The Company's financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilities.

                  It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

             o)   Discontinued Operations

                  As of July 9, 2008, the Company allowed its mining claim named the Rock Creek Project in British Columbia, Canada to expire. The British Ministry of the Environment designated the property containing the Company's mining claim as a wildlife habitat area and the Company received a report from a geologist concluding that the property claim would unlikely yield enough mineral to allow mining it to be economically viable.

                  The Company reported its discontinued operations, for the years ended March 31, 2008, and September 30, 2008, were $110,517 and $1,000, respectively.


4.       INVESTMENT

On June 26, 2008, the Company purchased a 7% membership interest (comprising 70,000 class A units) in Safeland Storage L.L.C., a Louisiana limited liability company ("Safeland") for a purchase consideration of $1,500,000. Contemporaneously therewith, the Company entered into a Property Purchase Agreement with Safeland and it's wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The transaction did not close on October 24, 2008, as required by the terms of the Property Purchase Agreement. The Company, Safeland and Future Energy Investments LLC are in discussions to amend the agreement to extend the closing date.

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

In May and June 2008, the Company issued 821,036 shares of common stock pursuant to employment agreements with directors and officers of the Company for management services and legal services with a value of $1,726,160 and $200,000, respectively.

From June through August 2008, the Company issued 2,092,500 shares of restricted common stock for cash proceeds of $4,185,000 in a private placement. The issuance of the shares was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended. In connection with the offering, the Company engaged Falcan International Consulting Limited to act as placement agent. Falcon International Consulting Limited received a fee of 10% of the gross proceeds of the offering.

In August 2008, the Company granted and issued 83,700 shares of restricted common stock at $2.00 per share, for professional services rendered to the Company.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In May 2008, the Company entered into employment agreements with the directors and officers of the Company for management services. The terms of these agreements range from one to five years with minimum aggregate cash remuneration of $792,500 per annum. Non-cash remuneration includes the granting of 821,036 shares of common stock at $0.001, which vest at the end of twelve months of employment and 2,303,278 common stock options with exercise prices ranging from $2.00 to $3.77, which vest in accordance with the terms of the employment agreements; however, as of June 30, 2008 the employment agreements did not define the vesting conditions. As a result, since the vesting of the options were contingent on performance conditions to be established at a future date a grant date did not occur and compensation cost will not be measured until the vesting conditions are established and mutually understood by the Company and the employees.

                           BLACKWATER MIDSTREAM CORP.
                        (FORMERLY LAYCOR VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)


On June 9, 2008 the Company entered into a consulting agreement (the "Lotus Agreement") with Lotus Fund Inc. for operational, financial and management services. Per the Lotus Agreement, the Company is required to pay $30,000 per month commencing June 9, 2008, and terminating on June 9, 2009, unless terminated by either party in the event of a material breach by providing 15 days notice. The Lotus Agreement is renewable for a further period of one year at the option of the Company.

On September 25, 2008, Blackwater New Orleans, L.L.C. ("BNO"), a wholly-owned subsidiary of Blackwater Midstream Corp. (the "Company"), entered into an agreement (the "Purchase Agreement") with NuStar Terminals Operations Partnership L.P. ("NuStar") to purchase certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 800,000 barrel chemical storage facility and other improvements thereon, as well as certain licenses and permits to operate such facility (collectively, the "Storage Facility"). The Storage Facility is being purchased by BNO "as-is". The purchase price for the Storage Facility is $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar's transaction-related expenses. BNO paid $75,000 to NuStar on July 28, 2008 and $75,000 to NuStar upon execution of the Purchase Agreement, recorded as Construction in Progress, each of which constitutes a non-refundable payment towards the purchase price. In the event that asset purchase contemplated in the Purchase Agreement fails to close for any reason, NuStar will retain such deposit. The balance of the purchase price was due at the closing which, pursuant to the Purchase Agreement, was to be October 31, 2008. Pursuant to the Purchase Agreement, each of NuStar and BNO agreed to indemnify the other for certain losses not to exceed $750,000, and the parties released one another from other liabilities. Certain conditions specified in the Purchase Agreement must be met prior to closing. On October 31, 2008, the Company and NuStar mutually agreed to amend the asset purchase agreement to extend the closing date of the transaction to December 1, 2008 from October 31, 2008.

In connection with the Purchase Agreement, JP Morgan Chase Bank, N.A. delivered a non-binding proposal to finance a portion of the purchase price of the Storage Facility, not to exceed the lesser of $2,500,000 or 50% of the cost of the acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This section of this report includes a number of forward-looking statements that reflect Blackwater Midstream Corp.'s (the "Company") current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated or realized any revenues from our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of the property, and possible cost overruns due to the price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders. We may seek equity financing to provide capital for further development and acquisitions.

OVERVIEW

Commencing in May 2008 we hired new management and changed our business plan to become an independent developer of bulk liquid fuel and chemical storage facilities. Prior to that time, we engaged in the exploration of a single oil and gas property containing two claims relating to mineral rights in British Columbia, Canada.

Bulk liquid terminals store a range of products including crude oil, bunker fuel, gasoline, distillate, diesel, jet fuel, chemicals, agricultural products and biodiesel. For example, on the refined product segment of oil, in the United States, approximately 300 million barrels of refined products, blendstock and intermediate products are stored within the refined product value chain in facilities located between refinery processing units and product tank trucks (out of an estimated 700 million total barrels of storage including crude oil and other liquid products). Refiner storage accounts for about 40 percent of total product inventory while refined product pipelines typically contain less than 20 percent. The remainder, accounting for approximately 100 million barrels of inventory, is stored in bulk storage terminals that provide facilities for aggregation, distribution, finished product blending, imports offloading and pipeline staging.

The importance of bulk terminal facilities in the refined product segment supply chain has grown significantly over the past decade as the United States' product supply patterns have become increasingly more complex. The number of operating refineries in the U.S. has declined in that period, resulting in fewer refinery sites that produce higher volumes of more grades of finished and unfinished products. Bulk storage facilities have expanded to accommodate the growth in output from the surviving refineries, the increase in the complexity of finished product blending, and the staging flexibility required by refined product pipelines. In addition, the change in supply patterns, including the increase of Brazilian crude and the decreases in the availability of Venezuelan crude, have driven the need for more storage and blending capacity. These services are essential in order to effect timely and efficient operation of the U.S.'s fuel distribution system.

Third-party terminalling businesses are generally independent operations that support many different commercial customers including refiners, blenders, traders and marketers. Income is derived from tank leasing, operational charges associated with blending services and throughput charges for receipt and delivery options. The primary strategic drivers of the business include location and connectivity to logistics infrastructure. Capital investment in terminalling assets is generally supported by long-term (i.e., five years or more) contracts with major oil and gas, chemical and agricultural companies.

Investments resulting in incremental expansion of existing capacity through tank additions and increased utilization of existing infrastructure such as docks, pipeline origin pumps and truck racks have been the focus of the industry over the past two decades. Over the past few years, the underlying infrastructure and in some cases the real estate associated with many bulk terminals has been exhausted. As such, industry fee structures have evolved with costs for additional capacity today increasing over historical levels to recoup the total cost for real estate, new tanks and the addition of related terminal infrastructure as well.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C., a Louisiana limited liability company ("Safeland"), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with Safeland and it's wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land located in the town of Garyville, St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The transaction did not close on October 24, 2008, as required by the terms of the Purchase and Sale Agreement. The Company, Safeland and Future Energy Investments LLC are in discussions to amend the closing date of the transaction.

We are exploring several options to obtain the required capital to close the Safeland purchase, but as of the date of the filing of this Quarterly Report on Form 10-Q, we have not entered into any definitive agreements to raise such funds.

Safeland has completed preliminary engineering and design and obtained state-regulated environmental permits for the development of the facility described below. If acquired by us, we intend to develop the facility in three phases with a resulting total of approximately 10 million barrels of capacity. Assuming we acquire the facility during 2009, Phase I would be anticipated to be approximately 3.5 million barrels of storage with an expected completion date of the first quarter of 2010; Phase II would be expected to add 3.4 million barrels of capacity coming on line in the first quarter of 2011; and Phase III would be expected to add 3.0 million barrels in the first quarter of 2012. Our proposed site is located in Garyville, LA, in the heart of South Louisiana's petroleum refining and chemical manufacturing corridor that has a refining capacity of approximately 2 million barrels per day. This represents approximately ten percent of the total U.S. refining capacity, including existing world-scale crude oil refineries such as Marathon Garyville (adjacent to the Company's property), Valero St. Charles and Shell Norco (the first two of which are undergoing major capacity expansions). The site is located within 15 miles of the U.S. Strategic Petroleum Reserves at St. James and the LOOP (Louisiana Offshore Oil Production). It is strategically located for connectivity to the Colonial and Plantation pipelines via the Bengal pipeline. The Colonial and Plantation pipelines serve the U.S. as major refined product arteries from the Gulf Coast to the Eastern Seaboard of the U.S., providing approximately 42% of the East Coast refined product demand. The site offers complete intermodal logistics capabilities including deep water access on the Mississippi River for ships and barges and access to major highways (U.S. Highway 61 to the north and the Mississippi River and East Jefferson highways to the south). Two railroads, Kansas City Southern and Canadian National, currently have infrastructure on the property, which is expected to enable the Company to attract rail-served storage positions.

On September 25, 2008, Blackwater New Orleans, L.L.C. ("BNO"), a wholly-owned subsidiary of the Company, entered into an agreement (the "Purchase Agreement") with NuStar Terminals Operations Partnership L.P. ("NuStar") to purchase certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 800,000 barrel chemical storage facility and other improvements thereon, as well as certain licenses and permits to operate such facility (collectively, the "Storage Facility"). The Storage Facility is being purchased by BNO "as-is". The purchase price for the Storage Facility is $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory and NuStar's transaction-related expenses. BNO paid $75,000 to NuStar on July 28, 2008 and $75,000, recorded as Construction in Progress, to NuStar upon execution of the Purchase Agreement, each of which constitutes a non-refundable payment towards the purchase price. In the event that asset purchase contemplated in the Purchase Agreement fails to close for any reason, NuStar will retain such deposit as a break-up fee. The balance of the purchase price was due at the closing, which was to take place on October 31, 2008. On October 31, 2008, the Company and NuStar mutually agreed to amend the asset purchase agreement to extend the closing date of the transaction to December 1, 2008 from October 1, 2008.

Pursuant to the Purchase Agreement, each of NuStar and BNO agreed to indemnify the other for certain losses not to exceed $750,000, and the parties released one another from other liabilities. Certain conditions specified in the Purchase Agreement must be met prior to closing. Because the closing did not take place by October 31, 2008, any party not in breach of the Purchase Agreement may terminate the Purchase Agreement.

In connection with the Purchase Agreement, JP Morgan Chase Bank, N.A. delivered a non-binding proposal to finance a portion of the purchase price of the Storage Facility, not to exceed the lesser of $2,500,000 or 50% of the cost of the acquisition. The bank is continuing to work with the Company towards completing the financing.

The Company is simultaneously pursuing the acquisition of other underachieving storage terminals through asset purchases and management agreements. The experience of the Company's unique management team will be a key factor in transitioning underperforming terminals into viable profit centers. Acquisitions will provide immediate accretive results to the Company's operations and profits, and will also allow the Company to serve the specific storage needs of its customers at its various terminals

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2008

THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS INDICATED, CERTAIN OPERATING INFORMATION EXPRESSED AS A PERCENTAGE OF REVENUE:

                       SIX MONTHS ENDED SEPTEMBER 30, 2008
                 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2007

                                                     SIX MONTHS ENDED SEPT 30,
                                                    ---------------------------
                                                       2008             2007
                                                    -----------     -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                            $         0     $         0
Costs and Expenses:
         Costs of revenues                                    0               0
         Research and development                             0               0
         Selling, general and administrative          1,709,914              99
                  Total costs and expenses            1,709,914              99
                  Operating loss                     (1,709,914)            (99)
         Interest expense                                     0               0
         Interest and dividend income                     5,507             592
         Other income, net                                    0               0
         Equity in loss of affiliates                         0               0
Net (Loss) Gain from Continuing Operations          $(1,704,407)    $       493
Loss from Discontinued Operations                   $    (1,000)    $    (5,956)
Net Loss                                            $(1,705,407)    $    (5,463)

REVENUES. As we are in the development stage of our business plan and have no operating businesses, we have had no revenues nor any operating expenses for the six months ended September 30, 2008 or the six months ended September 30, 2007. We do not expect to begin generating revenues until at least the first quarter of 2010 from the Garyville, Louisiana terminal development.

OTHER INCOME. Other income was $5,507 in the six months ended September 30, 2008 compared to $592 in the six months ended September 30, 2007. Other income for both periods is from interest generated from bank accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations were $1,709,914 in the six months ended September 30, 2008 compared to $99 in the six months ended September 30, 2007. This increase was attributable to the Company implementing its new terminal development business plan; including the hiring of members of its new management team in May and June 2008, working with professional service providers, travel and marketing-related expenses, and establishing its administrative office in Garyville, Louisiana. Compensation to members of the management team and office staff during the six months ended September 30, 2008 was $1,011,906 or 59% of total SG&A. Professional fees for legal, securities, consulting, audit and Board of Directors services during the six months ended September 30, 2008 amounted to $565,973 or 33% of SG&A expenses. Travel and sales related expenses was $43,600 for the six months ended September 30, 2008 or about 2.5% of total SG&A expenses. Office and administrative related expenses totaled $78,500 or about 4.5% of total SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C., a Louisiana limited liability company ("Safeland"), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with Safeland and it's wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land located in Garyville, LA, in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The transaction did not close on October 24, 2008, as required by the terms of the Purchase and Sale Agreement. The Company, Safeland and Future Energy Investments LLC are in discussions to amend the closing date of the transaction.

We are exploring several options to obtain the required capital to close the Safeland purchase, but as of the date of the filing of this Quarterly Report on Form 10-Q, we have not entered into any definitive agreements to raise such funds.

On September 25, 2008, Blackwater New Orleans, L.L.C. ("BNO"), a wholly-owned subsidiary of the Company, entered into an agreement (the "Purchase Agreement") with NuStar Terminals Operations Partnership L.P. ("NuStar") to purchase certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 800,000 barrel chemical storage facility and other improvements thereon, as well as certain licenses and permits to operate such facility (collectively, the "Storage Facility"). The Storage Facility is being purchased by BNO "as-is". The purchase price for the Storage Facility is $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory and NuStar's transaction-related expenses. BNO paid $75,000 to NuStar on July 28, 2008 and $75,000 to NuStar ( recorded as Construction in Progress) upon execution of the Purchase Agreement, each of which constitutes a non-refundable payment towards the purchase price. In the event that asset purchase contemplated in the Purchase Agreement fails to close for any reason, NuStar will retain such deposit as a break-up fee. The balance of the purchase price was due at the closing, which was to take place on October 31, 2008. On October 31, 2008, the Company and NuStar mutually agreed to amend the asset purchase agreement to extend the closing date of the transaction from October 31, 2008 to December 1, 2008.

In connection with the Purchase Agreement, JP Morgan Chase Bank, N.A. delivered a non-binding proposal to finance a portion of the purchase price of the Storage Facility, not to exceed the lesser of $2,500,000 or 50% of the cost of the acquisition. The bank is continuing to work with the Company towards completing the financing.

In order to effectuate our business plan and build the facilities described above, we will need to raise up to approximately $500 million. As of the date of this Quarterly Report on Form 10-Q, we have not entered into any definitive agreements to raise any portion of such amount, although we are exploring alternatives to do so.

Beginning on June 4, 2008, the Company entered into certain subscription agreements (collectively, the "Purchase Agreement") with certain investors (the "Investors") for the sale of an aggregate of 2,500,000 shares of its common stock, par value $.001 per share (the "Shares"), at a purchase price of $2.00 per share (the "August Offering"). Each Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors. As of August 13, 2008, the Company had consummated transactions resulting in the aggregate sale of 2,092,500 Shares for gross proceeds of $4,185,000. In connection with the August Offering, the Company engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of $418,500, or 10% of the gross proceeds of the August Offering, and 83,700 restrictive shares of the Company's common stock.

As of September 30, 2008, our total assets were $2,958,139 and our total liabilities were $47,278. We had cash and cash equivalents of $1,077,178.

At September 30, 2008, we had working capital of $1,105,185 compared to a working capital of $19,082 as of September 30, 2007.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO") of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008. The Company has taken the steps described below to remediate such material weaknesses.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management, under the supervision of our principal executive officer and our principal financial officer, is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of September 30, 2008, our assessment of the effectiveness of our internal control over financial reporting identified several material weaknesses in our internal control over financial reporting. A "material weakness", as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB, is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by our management related to the design and operating effectiveness of controls over the way we accounted for (i) depreciation of certain equipment; (ii) grants of restricted common stock issued to members of our board of directors and management team; (iii) grants of certain non-statutory stock options; and (iv) the time which passed between the Company's receipt of certain subscription agreements and the receipt of funds delivered to the Company pursuant to those subscription agreements.

         o DEPRECIATION OF EQUIPMENT. The Company reported purchases for its computer network, office & warehouse remodeling and accounting software as "Construction in Progress," because they were not entirely in-use as of September 30, 2008. The Company classified them as in-use and therein began depreciating these items.

         o GRANTS OF RESTRICTED COMMON STOCK. In May and June 2008, the Company issued certain shares of restricted common stock. Management did not understand that it should have accounted for these shares as a compensation expense during the months of vesting. Nor did it understand that it should likewise account for the related deferred tax asset and deferred tax benefit. The Company made a footnote to the first quarter financial statements about these and referenced that the shares were issued in July 2008.

         o GRANTS OF NON-STATUTORY STOCK OPTIONS IN MAY 2008. Company management was not aware that grants of certain non-statutory stock options in May 2008 should have been accounted for as a legal expense in the month that they vested, or that the Company should have accounted for the related deferred tax asset and deferred tax benefit. The Company described the transaction in the Notes to Financial Statements in its Form 10-Q for the period ended June 30, 2008, but did not make an accounting entry in those financial statements.

         o FUNDS DELIVERED PURSUANT TO SUBSCRIPTIONS FOR COMPANY SECURITIES. Company management did account for the timing differences between subscription agreements made in June 2008 and the receipt of funds during June 2008 for the private capital raise but subsequently reversed these entries. The amount of the shares subscribed but not received should have been reported as Stock Subscribed Receivable.

Since the close of the fiscal quarter ended September 30, 2008, we have implemented the following remediation steps to address the material weakness discussed above:

         o The engagement of a professional accounting and internal control consulting firm

         o Increasing the Company's accounting staff to increase the segregation of duties

         o The documentation and implementation of Company procedures and internal controls

We believe these remediation steps will correct the material weakness discussed above. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures. Except as discussed above, we have not identified any changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 14, 2008, the Company filed an amendment to the Quarterly Report on Form 10-Q/A for the period ending June 30, 2008 which restated our financial statements set forth therein. The purpose of this restated filing was to reflect changes to depreciation, recoding assets in progress, subscribed stock receivables and accounting for restrictive stock and nonstatutory stock issued.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See our Annual Report on Form 10-KSB filed on June 15, 2008, for the year ended March 31, 2008 for additional risk factors.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

In our amended Quarterly Report for the period ending June 30, 2008, as well as our Quarterly Report for the period ending September 30, 2008, we disclosed that our disclosure controls and procedures were not effective as each of those dates, due to the existence of certain material weaknesses in our internal control over financial reporting. Since the close of the fiscal quarter ended September 30, 2008, we have implemented certain remediation steps to address the material weakness discussed in those two Quarterly Reports. We believe these remediation steps will correct the material weakness discussed therein, and we will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures.

However, it may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy the material weaknesses disclosed in our Quarterly Report for the period ending September 30, 2008 or any other material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS. THE FOLLOWING DOCUMENTS ARE INCLUDED HEREIN:

EXHIBIT NO.     DOCUMENT DESCRIPTION
3.1             Articles of Incorporation (1)
3.2             By-laws (2)
4.1             2008 Stock Incentive Plan (1)
4.2             Form of Award Agreement for Incentive Stock Options (1)
4.3             Form of Award agreement for Nonstatutory Stock Options (1)
4.4             Form of Award agreement for Stock (1)
10.1            Asset Purchase Agreement by and between the Company and NuStar
                Terminals Operations Partnership L.P. dated September 25, 2008
                (3)
10.2            Amendment to Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P., dated October
                31 2008. (4)
31.1            Certification of Principal Executive Officer pursuant to Rule
                13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2            Certification of Principal Financial Officer pursuant to Rule
                13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                Executive Officer).
32.2            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                Financial Officer).

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 2008.

(2) Incorporated herein by reference to the Company's Registration Statement on From SB-2 filed with the Commission on June 7, 2004.

(3) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 30, 2008.

(4) Incorporated herein by reference to the Current Report on From 8-K filed with the Commission on November 4, 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2008.

                                     BLACKWATER MIDSTREAM CORP.


                                     BY:  /s/ Michael D. Suder
                                          -----------------------------------
                                          Michael D. Suder
                                          Chief Executive Officer


                                     BY:  /s/ Donald St. Pierre
                                          -----------------------------------
                                          Donald St. Pierre
                                          Chief Financial Officer

                     EXHIBIT INDEX NOT SURE WHAT TO INCLUDE

EXHIBIT NO.     DOCUMENT DESCRIPTION
3.1             Articles of Incorporation (1)
3.2             By-laws (2)
4.1             2008 Stock Incentive Plan (1)
4.2             Form of Award Agreement for Incentive Stock Options (1)
4.3             Form of Award agreement for Nonstatutory Stock Options (1)
4.4             Form of Award agreement for Stock (1)
10.1            Asset Purchase Agreement by and between the Company and NuStar
                Terminals Operations Partnership L.P. dated September 25, 2008
                (3)
10.2            Amendment to Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P., dated October
                31 2008. (4)
31.1            Certification of Principal Executive Officer pursuant to Rule
                13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2            Certification of Principal Financial Officer pursuant to Rule
                13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                Executive Officer).
32.2            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                Financial Officer).

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 2008.
(2) Incorporated herein by reference to the Company's Registration Statement on From SB-2 filed with the Commission on June 7, 2004.
(3) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 30, 2008.
(4) Incorporated herein by reference to the Current Report on From 8-K filed with the Commission on November 4, 2008.