Form 10-Q
period 2008-12-31
Blackwater Midstream Corp.
filed 2009-02-17
CIK 1292518

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                660 LABAUVE DRIVE
                           WESTWEGO, LOUISIANA, 70094
                    (Address of principal executive offices)

                            TELEPHONE: (504) 340-3000
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                     Accelerated filer |_|
Non-accelerated filer |_|                       Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 17, 2009, there were 46,936,874 shares of Common Stock, $.001 par value per share, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)                                      4

Consolidated Statements of Operations (Unaudited)                            5

Consolidated Statements of Cash Flows (Unaudited)                            6

NOTES TO UNAUDITED FINANCIAL STATEMENTS                                      7


                                               BLACKWATER MIDSTREAM CORP.
                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)

                                                                              DECEMBER 31,          MARCH 31,
                                                                                  2008                2008
                                                                           ----------------------------------------
ASSETS

CURRENT
Cash and cash equivalents                                                     $      606,887    $          3,574
Prepaid expenses and other current assets                                             68,526               1,898
                                                                           ----------------------------------------
Total current assets                                                                 675,413               5,472

Investment in Safeland Storage, LLC                                                1,500,000                   -
Property, plant and equipment, net                                                 5,013,246                   -
Construction in progress                                                             135,880                   -
                                                                           ----------------------------------------
                                                                                   6,649,126                   -
                                                                           ----------------------------------------

                                                                           ----------------------------------------
TOTAL ASSETS                                                                 $     7,324,539    $          5,472
                                                                           ========================================

LIABILITIES

CURRENT
Accounts payable and accrued liabilities                                    $        356,881   $           7,942
Short term debt - related parties                                                    225,000                   -
Current Portion of Long-Term Debt                                                    375,000                   -
                                                                           ----------------------------------------
Total current liabilities                                                            956,881               7,942

Long-Term Debt                                                                     2,125,000                   -
                                                                           ----------------------------------------
TOTAL LIABILITIES                                                                  3,081,881               7,942

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 20,000,000 "blank check" preferred shares, issuable in
one or more series, no shares issued and outstanding                                       -                   -

Common stock - 200,000,000 shares authorized, $0.001 par value;
44,503,596 and 24,034,500 issued and outstanding, respectively                        44,504              24,035
Additional paid-in capital                                                         6,996,726             131,540
Accumulated deficit                                                               (2,798,572)           (158,045)
                                                                           ----------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               4,242,658              (2,470)
                                                                           ----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                                            $     7,324,539    $          5,472
                                                                           ========================================

                             The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                    BLACKWATER MIDSTREAM CORP.
                                                     STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      DECEMBER 31,                     DECEMBER 31,
                                                            -----------------------------     -----------------------------
                                                                 2008              2007           2008              2007
                                                            ------------     ------------     ------------     ------------

Revenue                                                     $     45,269     $         --     $     45,269     $         --
Cost of revenue                                                  (12,989)              --          (12,989)              --
                                                            ------------     ------------     ------------     ------------
GROSS PROFIT                                                      32,280               --           32,280               --

OTHER OPERATING EXPENSES:
    Selling, general and administrative                          964,371               --        2,671,339               --
    Depreciation                                                   5,594               --            9,540               --
                                                            ------------     ------------     ------------     ------------
Total other operating expenses                                   969,965               --        2,680,879               --
                                                            ------------     ------------     ------------     ------------
Loss from operations                                            (937,685)              --       (2,648,599)              --

Interest income                                                    2,565               --            8,072               --
Interest expense                                                      --              (19)              --              (83)
                                                            ------------     ------------     ------------     ------------
Net loss from continuing operations                             (935,120)             (19)      (2,640,527)             (83)

Loss from discontinued operations                                     --           (4,777)              --          (10,176)
                                                            ------------     ------------     ------------     ------------
Net loss                                                    $   (935,120)    $     (4,796)    $ (2,640,527)    $    (10,259)
                                                            ============     ============     ============     ============

NET LOSS PER COMMON SHARE: BASIC AND DILUTED
Continuing Operations                                       $      (0.03)    $      (0.00)    $      (0.09)    $      (0.00)
Discontinued Operations                                            (0.00)           (0.00)           (0.00)           (0.00)
Net loss                                                           (0.03)           (0.00)           (0.09)           (0.00)

Weighted average number of shares outstanding: basic and
diluted                                                       32,855,689        8,011,500       27,901,275        8,011,500
                                                            ============     ============     ============     ============

                                  The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                          BLACKWATER MIDSTREAM CORP.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                    2008              2007
                                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(2,640,527)      $   (10,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                         14,708                --
Stock based compensation                                                          1,228,133                --

Changes in operating assets and liabilities:
Prepaid expenses and other current assets                                           (66,628)               --
Accounts payable and accruals                                                       348,939             3,755
                                                                                ------------------------------
Net cash used in operating activities                                            (1,115,375)           (6,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                           (262,279)               --
Purchase of Westwego                                                             (2,401,555)
Investment in Safeland Storage LLC                                               (1,500,000)               --
                                                                                ------------------------------
Net cash used in investing activities                                            (4,163,834)               --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of issuance costs                                5,657,522                --
Proceeds from related party debt                                                    225,000                --
                                                                                ------------------------------
Net cash provided by financing activities                                         5,882,522                --

NET CHANGE IN CASH FOR THE PERIOD                                                   603,313            (6,504)
CASH AT BEGINNING OF PERIOD                                                           3,574            32,045
                                                                                ------------------------------
CASH AT END OF PERIOD                                                           $   606,887       $    25,541
                                                                                ==============================
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                                          $     2,639       $        --
Cash paid for income taxes                                                      $        --       $        --


Non-cash investing and financing transactions:
Proceeds from debt paid directly to Nustar for the acquisition of Westwego      $ 2,500,000       $        --


                        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           BLACKWATER MIDSTREAM CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of December 31, 2008 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the March 31, 2008 audited financial statements and notes thereto. The results of the operations for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year.

The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       ORGANIZATION AND GOING CONCERN

ORGANIZATION

We were incorporated in the State of Nevada, U.S.A., on March 23, 2004. Our fiscal year end is March 31. On March 18, 2008, we changed our name to Blackwater Midstream Corp. from Laycor Ventures Corp. On September 9, 2008, we formed Blackwater New Orleans, LLC ("BNO") as a wholly-owned subsidiary, incorporated in the State of Louisiana. On December 23, 2008, BNO acquired the Westwego terminal from NuStar Terminals Operations Partnership L.P. (See Note 5)

DISCONTINUED OPERATIONS AND DEVELOPMENT (EXPLORATION) STAGE ACTIVITIES

We were originally a development stage company primarily engaged in the acquisition and exploration of mining claims. As of July 9, 2008, we allowed our mining claim in the Rock Creek Project in British Columbia, Canada, to expire. The British Ministry of the Environment designated the property containing our mining claim as a wildlife habitat area and we received a report from a geologist concluding that the property claim would unlikely yield enough mineral to allow us to be economically viable. Effective July 9, 2008, the mining operations were discontinued.

In March 2008, we changed our business objective to become an independent developer of fuel and chemical bulk liquid storage facilities. We were in the development stage of this activity from March 2008 until December 23, 2008, when we acquired an existing bulk liquid terminal in Westwego, LA. As of this date, we are operating and are no longer in the development stage.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses, and as of December 31, 2008, it has negative working capital and an accumulated deficit. Our ability to continue as a going concern is dependent upon the ability to obtain financing for future terminal acquisitions, finance general working capital requirements and fund future operations. Management has plans to seek additional capital through private placement and public offerings of its common stock for future terminal acquisitions. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated operations of Blackwater Midstream Corp. and its wholly-owned subsidiary Blackwater New Orleans, LLC. ("BNO"). Intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

REVENUE RECOGNITION

Revenues for refined product terminals include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminal also provides blending, handling and filtering services. Storage lease revenues are recognized when services are provided to the customer. Throughput revenues (based on a terminalling fee) are recognized as refined products are delivered out of our terminal. Revenues for ancillary services are recognized as those services are provided.

ACCOUNTS RECEIVABLE

Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered. We extend credit terms to certain customers after review of various credit indicators, including the customer's credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management's estimate of collectability at the time of their review.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, are comprised of real estate, buildings, warehouses, terminal assets, office equipment, computer software and heavy equipment and are stated at cost, less accumulated depreciation.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 40 years. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or at least annually. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2008 are recoverable.

CONSTRUCTION IN PROGRESS

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2008, represents facilities under installation and prepayments on assets being purchased.

ASSET RETIREMENT OBLIGATIONS

We record an asset retirement obligation when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. Typically, this occurs at the time we incur that liability, which is generally when the asset is purchased, constructed or leased. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value. As of December 31, 2008, we have not quantified an asset retirement obligation associated with the Westwego acquisition.

ENVIRONMENTAL REMEDIATION COSTS

Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. As of December 31, 2008, we are not aware of any environmental remediation costs associated with the Westwego acquisition.

INVESTMENTS

The cost method is used to account for our investments in limited liability companies where we hold an interest of 10% or less and do not have control of the limited liability company.

INCOME TAXES

We follow Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes" ("SFAS 109"). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an "as if converted" basis. For the nine months ended December 31, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

STOCK-BASED COMPENSATION

SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award recognize the expense on a straight-line basis over the requisite service period, which is normally the vesting period. We account for non-employee share-based awards in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services."

FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. It is management's opinion that we are not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. Occasionally, our cash deposits may exceed the FDIC insurable limit.

NEW ACCOUNTING PRONOUNCEMENTS

FASB STATEMENT NO. 141R
-----------------------

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (Revised 2007), "Business Combinations." Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Accordingly, we will not adopt the provisions of Statement 141R until April 1, 2009.

FASB STATEMENT NO. 161
----------------------

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." Statement No. 161 amends and expands the disclosure requirements under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 161 requires enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity's financial performance, financial position and cash flows. Statement No. 161 is effective January 1, 2009. Early application is encouraged, and retrospective application for previous periods is encouraged but not required. We currently include many of the disclosures required by Statement No. 161. Thus, we do not expect Statement No. 161 will have a material impact on our disclosures.

FASB STAFF POSITION FAS 142-3
-----------------------------

In April 2008, the FASB issued Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Accordingly, we will not adopt the provisions of FSP FAS 142-3 until January 1, 2009. We do not expect FSP FAS 142-3 to materially affect our financial position or results of operations.

FASB STAFF POSITION FAS 157-3
-----------------------------

In October 2008, the FASB issued Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, "Fair Value Measurements," in cases where a market is not active. FSP FAS 157-3 was effective upon issuance and did not materially affect our financial position or results of operations.

4.       PROPERTY, PLANT AND EQUIPMENT

Property and equipment, at cost, consisted of the following:


                                             ------------------------------   ----------------
                                              ESTIMATED     DECEMBER 31,          MARCH 31,
                                                USEFUL          2008                2008
                                                 LIFE
                                             ------------------------------   ----------------
Land                                              -            1,309,127                  -
Office building                                   40              55,310                  -
Warehouses                                        40             188,516                  -
Improvements                                     5-40            146,071                  -
Dock                                            30-40            974,736                  -
Tanks                                             40           2,218,854                  -
Equipment                                         5               15,346                  -
Tools                                            5-30              8,941                  -
Office equipment                                  5               77,718                  -
Software                                          5               33,335                  -
                                                          -----------------   ----------------
     Total property, plant and equipment                       5,027,954                  -
Less: accumulated depreciation                                   (14,708)                 -
                                                          -----------------   ----------------
     Net property, plant and equipment, net                    5,013,246                  -
                                                          -----------------   ----------------


5.       ACQUISITION OF NUSTAR ENERGY'S WESTWEGO STORAGE TERMINAL

On December 23, 2008, BNO acquired and purchased from NuStar Terminals Operations Partnership L.P. ("NuStar") certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 800,000 barrel chemical storage facility and other improvements thereon, as well as certain licenses and permits to operate such facility (collectively, the "Storage Facility"). The Storage Facility was purchased by BNO "as-is". The purchase price for the Storage Facility was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar's transaction-related costs, approximating $101,555.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and NuStar Energy's Westwego, LA terminal as if the acquisition had occurred on April 1, 2008 and 2007, respectively. Pro forma adjustments include (i) additional depreciation related to differences between NuStar and Blackwater's asset values, (ii) additional insurance related to increases in insurance coverage, and (iii) adjustments related to the removal of NuStar's bonus allocation method.


                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                                  2008           2007
                                                              ----------      ---------
Pro forma revenue                                             $ 598,990       $ 548,350
Pro forma net income (loss)                                   $(801,373)      $  55,068

                                                              ---------       ---------
Pro forma net income (loss) per share, basic and diluted      $   (0.02)      $    0.01
                                                              ---------       ---------



                                                                     NINE MONTHS ENDED
                                                              -----------------------------
                                                                  2008              2007
                                                              ------------      -----------

Pro forma revenue                                             $ 1,762,566       $ 2,018,418
Pro forma net income (loss)                                   $(2,490,892)      $   369,799

                                                              -----------       -----------
Pro forma net income (loss) per share, basic and diluted      $     (0.09)      $      0.05
                                                              -----------       -----------


The following table sets forth the costs and related initial purchase price allocation of the assets acquired and liabilities assumed resulting from the NuStar Energy Westwego, LA terminal acquisition.

Cost of the Acquisition:
         Cash paid from the proceeds of debt                  $2,500,000
         Cash paid from cash on hand                           2,300,000
         Cash paid for other acquisition costs                   101,555
                                                              ----------
                                                              $4,901,555

Allocation of the Purchase Price:
         Property                                             $1,309,127
         Plant and Equipment                                   3,564,183
         Air and Water Permit                                     28,245
                                                              ----------
                                                              $4,901,555

6.       LONG TERM DEBT AND NOTES PAYABLE

JP Morgan Chase loan agreement
------------------------------

In connection with the Acquisition of the Westwego, LA terminal, we entered into a loan agreement (the "JPM Loan Agreement") with JP Morgan Chase Bank, N.A. ("JPM") in the principal amount of $2,500,000, which matures on March 31, 2014 and bears interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements. Monthly installments of interest only payments commence on January 31, 2009. In addition, principle installments of $41,666 commence on April 30, 2009 and continue through maturity.

The JPM Loan Agreement is secured by a mortgage on, among other things, BNO's right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana, as well as BNO's deposit accounts at JPM. The JPM Loan Agreement includes customary events of default, including, but not limited to, the failure of BNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM's loan documents, or the insolvency or bankruptcy of BNO. Upon the occurrence of an event of default, the JPM Loan Agreement will become due and payable automatically and without notice.

In addition, the JPM Loan Agreement contains certain restrictive covenants, which among other things limit our ability to make distributions, sale equity interest, incur additional debt, or create liens on our property. The Loan Agreement also contains certain financial covenants, which require us to maintain a fixed charge coverage ratio of less than 1.20 to 1.00. This is the ratio of (1) net income before income taxes, plus amortization, deprecation, interest, rent and operating lease payments less distributions to (2) prior period current maturities of long-term debt and capital leases plus interest, taxes, rent and operating lease payments.

Related party loans
-------------------

In December 2008, we borrowed $125,000 and $100,000 from Ter Mast Beheer Utrecht, B.V. and Isaac Suder, respectively, and recorded the receipt of these funds as a current liability; in advance of agreeing to loan terms and security agreements. In January 2009 we borrowed $75,000 from No Logo Air, Inc. and recorded the receipt of these funds as a current liability. On January 20, 2009, we entered into a loan and security agreement, effective January 1, 2009, with each of Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder, in the principal amount of $125,000, $75,000 and $100,000, respectively (collectively, the "Insider Loans"). Ter Mast Beheer Utrecht, B.V. and No Logo Air, Inc. are each owned and controlled by Mathijs van Houweninge, a director of BWMS. Isaac Suder is the father of Michael Suder, a director of BWMS and its President and Chief Executive Officer. Collectively, Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder are hereinafter referred to as the "Creditors".

The Insider Loans bear interest at the annual rate of 12%. Monthly installments of interest only payments commence on January 31, 2009 and continue through maturity. In addition, principle instatements of $9,015, $5,409 and $7,212 to Ter Mast Beheer Utrecht B.V., No Logo Air, Inc. and Isaac Suder, respectively, commence on April 30, 2009 and continue through maturity. All unpaid principal and accrued and unpaid interest on the Loans is finally due and payable on June 30, 2010.

If any amount due and owing pursuant to the Insider Loans is not promptly paid when due, then all installments payable thereon shall, at the option of the respective Creditor, immediately mature, and become due and owing.

The Insider Loans are secured by a security interest on BWMS's interest in its wholly owned subsidiary, BNO, including, but not necessarily limited to, all distributions, rents, fruits, profits, revenues, and other interests, however produced or derived from such interest (collectively, the "Collateral").

Additionally, BWMS and the Creditors entered into an Intercreditor agreement, whereby the Creditors agreed that in the event of foreclosure on the Collateral, each Creditor ranks PARI PASSU as amongst themselves.

7.       INVESTMENT

On June 26, 2008, we purchased a 7% membership interest (comprising 70,000 class A units) in Safeland Storage L.L.C., a Louisiana limited liability company ("Safeland") for a purchase consideration of $1,500,000. Contemporaneously therewith, we entered into a Property Purchase Agreement with Safeland and its wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The transaction did not close on October 24, 2008, as required by the terms of the Property Purchase Agreement. The Company, Safeland and Future Energy Investments LLC have agreed not to extend the closing date and we will not pursue the purchase or development of this property. Safeland will continue marketing the property and we will be entitled to 7% of the liquidating value of Safeland Storage L.L.C.

8.       SHARE CAPITAL

In May and June 2008, we issued 821,036 shares of common stock as per employment agreements with directors and officers of the Company for management services and legal services with a value of $1,726,160 and $200,000, respectively. The shares granted for legal services vested immediately. The shares granted for management services originally were to vest completely within one year. In December 2008, the board of directors extended the vesting period of these shares to January 1, 2010. For the nine months ended December 31, 2008, $1,228,133 was expensed related to these stock grants.

From June through August 2008, we issued 2,092,500 shares of restricted common stock for cash proceeds of $4,185,000 in a private placement. The issuance of the Shares was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended. In connection with the Offering, we engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of 10% of the gross proceeds of the Offering.

In August 2008, we granted and issued 83,700 shares of restricted common stock at $2.00 per share, to Falcon International Consulting Limited for professional services rendered to the Company in connection with the private placement above. The value of these shares was recorded as offering costs.

In December 2008, we entered into certain subscription agreements (collectively, the "December Purchase Agreement") with certain investors (the "December 2008 Investors") for the sale of an aggregate of 8,224,600 shares of its common stock, par value $.001 per share, at a purchase price of $0.25 per share for gross proceeds of $2,056,150 (the "December 2008 Offering"). Pursuant to the terms of the December Purchase Agreement the December 2008 Investors are entitled to receive one share of common stock at no additional consideration for each four shares for which they subscribed, resulting in an effective purchase price of $0.20 per share. This results in an additional 2,056,150 shares (collectively, the "Free Shares"), in the aggregate to be issued to the purchasers, at no additional consideration, resulting in an aggregate of 10,280,750 shares to be issued to the December 2008 Investors. Certain founding stockholders of the Company may transfer certain of their shares to the December 2008 Investors (up to the number of Free Shares to be issued) so that the Company will not be required to issue such additional shares. The Company will issue an additional Form 8-K to inform stockholders of whether the Free Shares will be newly issued or transferred by certain of the Company's founding stockholders.

The December Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors, including anti-dilution and preemptive rights. The issuance of the shares pursuant to the December 2008 Offering is exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the December 2008 Offering, the Company engaged Falcon Capital Limited to act as placement agent. Falcon Capital secured Purchase Agreements for a total of 5,424,600 shares and received a fee of $135,615, or 10% of the gross proceeds for the portion of the December 2008 Offering attributable to them, as well as 542,460 restricted shares of the Company's common stock.

The December 2008 Offering triggered anti-dilution rights of investors in its August 2008 private placement, in which the Company sold an aggregate of 2,092,500 shares for gross proceeds of $4,185,000, par value $.001 per share, at a purchase price of $2.00 per share (the "August 2008 Offering"). The December 2008 Offering entitled investors in the August 2008 Offering to receive an aggregate of approximately 690,016 shares pursuant to their contractual anti-dilution rights. At its meeting on January 28, 2009, the Board of Directors determined to reprice the per share amount paid in the August 2008 Offering to $0.40 per share, which was not contractually required, resulting in an aggregate additional issuance of 8,704,800 shares, which includes an additional 334,800 shares issued to Falcon Capital, the placement agent in the August 2008 Offering. The board's decision to reprice the shares purchased in the August 2008 Offering was based on the $0.25 per share offering price of the December 2008 Offering and the quoted market price of the stock on or near the date of the resolution. Therefore, investors in the August 2008 Offering will receive four shares of restricted common stock of the Company for every one share purchased in the August 2008 Offering.

9.       COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

In May 2008, the Company entered into employment agreements with the directors and officers of the Company for management services. The terms of these agreements range from one to five years with minimum aggregate cash remuneration of $792,500 per annum. Non-cash remuneration includes the granting of 821,036 shares of common stock at $0.001, which fully vest on January 1, 2010 and 2,303,278 common stock options with exercise prices ranging from $2.00 to $3.77, which were scheduled to vest in accordance with the terms of the employment agreements. The employment agreements did not define the vesting conditions. As a result, since the vesting of the options were contingent on performance conditions to be established at a future date a grant date did not occur and compensation cost will not be measured until the vesting conditions are established and mutually understood by the Company and the employees. In December 2008, the Board of Directors cancelled the 2,303,278 shares of common stock options and replacing them with equal number shares of restrictive stock in January 2009. Because the options never reached a grant date, no expense was recognized.

In January 2009, the company authorized and issued 150,000 shares of restrictive stock to its Chief Financial Officer, which will fully vest in December 31, 2011.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We have been a development stage corporation and only started generating and realizing revenues from our business operations in December 2008, upon the acquisition of the Westwego, LA terminal. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, obtaining additional customer contracts and regular operations of a terminal.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders. We may seek equity financing to provide capital for further development and acquisitions.

OVERVIEW

Commencing in May 2008, we hired new management and changed our business plan to become an independent developer and acquirer of bulk liquid fuel and chemical storage facilities. Prior to that time, we were engaged in the exploration of a single oil and gas property containing two claims relating to mineral rights in British Columbia, Canada.

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

The importance of bulk terminal facilities in the refined product segment supply chain has grown significantly over the past decade as the United States' product supply patterns have become increasingly more complex. The number of operating refineries in the U.S. has declined in that period, resulting in fewer refinery sites that produce higher volumes of more grades of finished and unfinished products. Bulk storage facilities have expanded to accommodate the growth in output from the surviving refineries, the increase in the complexity of finished product blending, and the staging flexibility required by refined product pipelines. In addition, the change in supply patterns, including the increase of Brazilian crude and the decreases in the availability of Venezuelan crude have driven the need for more storage and blending capacity. These services are essential in order to effect timely and efficient operation of the U.S.'s fuel distribution system.

Third-party terminalling businesses are generally independent operations that support many different commercial customers, including refiners, blenders, traders and marketers. Income is derived from tank leasing, operational charges associated with blending services and throughput charges for receipt and delivery options. The primary strategic drivers of the business include location and connectivity to logistics infrastructure. Capital investment in terminalling assets is generally supported by long-term (i.e., five years or more) contracts with major oil and gas, chemical and agricultural companies.

Investments resulting in incremental expansion of existing capacity through tank additions and increased utilization of existing infrastructure, such as docks, pipeline origin pumps and truck racks, have been the focus of the industry over the past two decades. Over the past few years, the underlying infrastructure and in some cases the real estate associated with many bulk terminals has been exhausted. As such, industry fee structures have evolved with costs for additional capacity today increasing over historical levels to recoup the total cost for real estate, new tanks and the addition of related terminal infrastructure.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C., a Louisiana limited liability company ("Safeland"), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with Safeland and its wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land located in the town of Garyville, St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The Company, Safeland and Future Energy Investments LLC have agreed not to extend the closing date and we will not pursue the purchase or development of this property.

On December 23, 2008, BNO acquired from NuStar Terminals Operations Partnership L.P. ("NuStar") certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 800,000 barrel chemical storage facility and other improvements thereon, as well as certain licenses and permits to operate such facility (collectively, the "Storage Facility"). The Storage Facility was purchased by BNO "as-is". The purchase price for the Storage Facility was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar's transaction-related costs, approximating $101,555.

In connection with this purchase, we entered into an agreement with JP Morgan Chase Bank, N.A. to finance a portion of the purchase price of the Storage Facility, in the amount of $2,500,000.

We are pursuing the acquisition of other underachieving storage terminals through asset purchases and management agreements. We believe the considerable experience of the Company's management team will be a key factor in transitioning underperforming terminals into viable profit centers. We expect these acquisitions to provide immediate accretive results to the Company's operations, and will also allow the Company to serve the specific storage needs of its customers at its various terminals.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2008

THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS INDICATED, CERTAIN OPERATING INFORMATION EXPRESSED

                       NINE MONTHS ENDED DECEMBER 31, 2008
                 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2007


                                                     NINE MONTHS ENDED DEC 31,
                                                  ------------------------------
                                                      2008              2007
                                                  -----------       ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                          $    45,269       $        --
Costs and Expenses:
         Costs of revenues                             12,989                --
         Selling, general and administrative        2,671,339                --
         Depreciation                                   9,540                --
                  Total costs and expenses          2,693,868                --
                  Operating loss                   (2,648,599)               --
         Interest and dividend income                   8,072                --
         Interest expense                                  --                83
Net Loss from Continuing Operations                (2,640,527)              (83)
Loss from Discontinued Operations                          --           (10,176)
Net Loss                                          $(2,640,527)      $   (10,259)

                      THREE MONTHS ENDED DECEMBER 31, 2008
                COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

                                                   THREE MONTHS ENDED DEC 31,
                                                  -----------------------------
                                                     2008               2007
                                                  ---------          ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                          $  45,269          $      --
Costs and Expenses:
         Costs of revenues                           12,989                 --
         Selling, general and administrative        964,371                 --
         Depreciation                                 5,594                 --
                  Total costs and expenses          982,594                 --
                  Operating loss                   (937,685)                --
         Interest and dividend income                 2,565                 --
         Interest expense                                --                 19
Net Loss from Continuing Operations                (935,120)               (19)
Loss from Discontinued Operations                        --             (4,777)
Net Loss                                          $(935,120)         $  (4,796)



REVENUES. For the majority of the three month and nine month period ending December 31, we were in the development stage of our business plan. We had no operating revenues until we acquired the Westwego, LA terminal on December 23, 2008. For the period from December 23, 2008 through December 31, 2008, the Westwego, LA terminal generated $45,269 in basic storage revenues and a corresponding $12,989 in associated operating expenses. During the same periods in 2007, we had no operating revenues, nor any operating expenses. Based on the contracts on hand as of December 31, 2008, future basic monthly storage revenue is anticipated to be over $160,000 at the Westwego, LA terminal. This figure does not include ancillary revenue charges common for a storage terminal nor does it include any anticipated increasing in terminal storage utilization.

OTHER INCOME. Other income was $8,072 in the nine months ended December 31, 2008 compared to $0 in the nine months ended December 31, 2007. Other income was $2,565 in the three months ended December 31, 2008 compared to $0 in the three months ended December 31, 2007. Other income for all periods is from interest generated from bank accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations was $2,671,339 in the nine months ended December 31, 2008 compared to $0 in the nine months ended December 31, 2007 and was $964,371 in the three month period ended December 31, 2008 compared to $0 in the three month period ended December 31, 2007.

This increase was attributable to the Company implementing its new terminal development business plan; including the hiring of members of its new management team in May and June 2008, working with professional service providers, travel and marketing-related expenses, and establishment of its administrative office in Louisiana.

Compensation to members of the management team and office staff during the nine months ended December 31, 2008 was $1,586,588 or 59% of total SG&A and was $574,682 or 59% for the three month period ended December 31, 2008.

Professional fees for legal, securities, consulting, audit and Board of Directors services during the nine months ended December 31, 2008 amounted to $749,019 or 28% of SG&A expenses and was $183,046 or 19% for the three month period ended December 31, 2008.

Travel and sales related expenses was $100,559 for the nine months ended December 31, 2008 or about 3.75% of total SG&A expenses and was $56,913 or about 6% for the three month period ended December 31, 2008.

Office and administrative related expenses totaled $243,713 or about 9% of total SG&A expenses and was $155,324 or about 16% for the three month period ended December 31, 2008.


LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying consolidated financial statements, we have incurred recurring net losses and as of December 31, 2008, we have negative working capital and an accumulated deficit. Our operation at the newly acquired terminal in Westwego, LA is generating revenues. Our ability to continue as a going concern is dependent upon its ability to obtain financing for future terminal acquisitions, financing for general working capital requirements and upon future profitable operations from the operations of its storage terminal(s). Management has plans to seek additional capital through private placement and public offerings of its common stock for future terminal acquisitions. These factors raise substantial doubt regarding our ability to continue as a going concern.

Beginning on June 4, 2008, we entered into certain subscription agreements (collectively, the "August 2008 Purchase Agreement") with certain investors (the "August Investors") for the sale of an aggregate of 2,500,000 shares of its common stock, par value $.001 per share, at a purchase price of $2.00 per share (the "August 2008 Offering"). Each August 2008 Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors. As of August 13, 2008, the Company had consummated transactions resulting in the aggregate sale of 2,092,500 shares for gross proceeds of $4,185,000. In connection with the August 2008 Offering, the Company engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of $418,500, or 10% of the gross proceeds of the August 2008 Offering, and 83,700 restricted shares of the Company's common stock.

In December 2008, we entered into certain subscription agreements (collectively, the "December Purchase Agreement") with certain investors (the "December 2008 Investors") for the sale of an aggregate of 8,224,600 shares of its common stock, par value $.001 per share, at a purchase price of $0.25 per share for gross proceeds of $2,056,150 (the "December 2008 Offering"). Pursuant to the terms of the December Purchase Agreement the December 2008 Investors are entitled to receive one share of common stock at no additional consideration for each four shares for which they subscribed, resulting in an effective purchase price of $0.20 per share. This results in an additional 2,056,150 shares (collectively, the "Free Shares"), in the aggregate to be issued to the purchasers, at no additional consideration, resulting in an aggregate of 10,280,750 shares to be issued to the December 2008 Investors. Certain founding stockholders of the Company may transfer certain of their shares to the December 2008 Investors (up to the number of Free Shares to be issued) so that we will not be required to issue such additional shares. We will issue an additional Form 8-K to inform stockholders of whether the Free Shares will be newly issued or transferred by certain of the Company's founding stockholders.

The December Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors, including anti-dilution and preemptive rights. The issuance of the shares pursuant to the December 2008 Offering is exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the December 2008 Offering, we engaged Falcon Capital Limited to act as placement agent. Falcon Capital secured Purchase Agreements for a total of 5,424,600 shares and received a fee of $135,615, or 10% of the gross proceeds for the portion of the December 2008 Offering attributable to them, as well as 542,460 restricted shares of our common stock.

The December 2008 Offering triggered anti-dilution rights of investors in its August 2008 private placement, in which we sold an aggregate of 2,092,500 shares for gross proceeds of $4,185,000, par value $.001 per share, at a purchase price of $2.00 per share (the "August 2008 Offering"). The December 2008 Offering entitled investors in the August 2008 Offering to receive an aggregate of approximately 704,000 shares pursuant to their contractual anti-dilution rights. At its meeting on January 28, 2009, the Board of Directors determined to reprice the per share amount paid in the August 2008 Offering to $0.40 per share, which was not contractually required, resulting in an aggregate additional issuance of 8,704,800 shares, which includes an additional 334,800 shares issued to Falcon Capital, the placement agent in the August 2008 Offering. The board's decision to reprice the shares purchased in the August 2008 Offering was based on the $0.25 per share offering price of the December 2008 Offering and the quoted market price of the stock on or near the date of the resolution. Therefore, investors in the August 2008 Offering will receive four shares of restricted common stock of the Company for every one share purchased in the August 2008 Offering.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C., a Louisiana limited liability company ("Safeland"), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with Safeland and its wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land located in Garyville, LA, in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The Company, Safeland and Future Energy Investments LLC have agreed not to extend the closing date and the Company will not pursue the purchase or development of this property.

On December 23, 2008, BNO acquired from NuStar Terminals Operations Partnership L.P. ("NuStar") certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 800,000 barrel chemical storage facility and other improvements thereon, as well as certain licenses and permits to operate such facility (collectively, the "Storage Facility"). The Storage Facility was purchased by BNO "as-is". The purchase price for the Storage Facility was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar's transaction-related expenses.

In connection with this purchase, BNO entered into an agreement (the "JPM Loan Agreement') with JP Morgan Chase Bank, N.A. ("JPM") to finance a portion of the purchase price of the Storage Facility, in the amount of $2,500,000, which amount bears interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements. BNO will pay consecutive monthly installments of interest only, commencing January 31, 2009 and continuing on the last day of each calendar month thereafter. In addition, commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, BNO will pay principal installments of $41,666.66. All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

The JPM Loan Agreement is secured by a mortgage on, among other things, BNO's right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana, as well as BNO's deposit accounts at JPM. The JPM Loan Agreement includes customary events of default, including, but not limited to, the failure of BNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM's loan documents, or the insolvency or bankruptcy of BNO. Upon the occurrence of an event of default, the JPM Loan Agreement will become due and payable automatically and without notice

As of December 31, 2008, our total assets were $7,324,539 and our total liabilities were $3,081,881.

At December 31, 2008, we had negative working capital of $281,468.

At December 31, 2008, we had cash totaling $606,887; this amount was a net increase in cash of $603,313 since the beginning of the fiscal year. Cash proceeds from the sale of equity and proceeds from debt totaled $5,882,522. Cash used for the purchase of assets and investment totaled $4,163,834. Cash used in the operations and management of the Company was $1,115,375.

OFF BALANCE-SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO") of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008. The Company has taken the steps described below to remediate such material weaknesses.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

There were no changes in internal controls over financial reporting that occurred during our fourth fiscal quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended September 30, 2008, our assessment of the effectiveness of our internal control over financial reporting identified several material weaknesses in our internal control over financial reporting. A "material weakness", as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB, is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by our management related to the design and operating effectiveness of controls over the way we accounted for (i) depreciation of certain equipment; (ii) grants of restricted common stock issued to members of our board of directors and management team; (iii) grants of certain non-statutory stock options; and (iv) the time which passed between the Company's receipt of certain subscription agreements and the receipt of funds delivered to the Company pursuant to those subscription agreements.

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

During the fiscal quarter ended September 30, 2008 we implemented the following remediation steps to address the material weakness discussed above:

    o The engagement of a professional accounting and internal control consulting firm

    o Increasing the Company's accounting staff to increase the segregation of duties

    o The documentation and implementation of Company procedures and internal controls

We believe these remediation steps correct the material weakness discussed above. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures.

On November 14, 2008, the Company filed an amendment to the Quarterly Report on Form 10-Q for the period ending June 30, 2008 which restated our financial statements set forth therein. The purpose of this restated filing was to reflect changes to depreciation, recoding assets in progress, subscribed stock receivables and accounting for restrictive stock and nonstatutory stock issued.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS. THE FOLLOWING DOCUMENTS ARE INCLUDED HEREIN:

EXHIBIT NO.       DOCUMENT DESCRIPTION

10.1 Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P. dated September 25, 2008
                  (1)
10.2 Amendment to Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P., dated October 31 2008. (2)
10.3              Credit Agreement with JP Morgan Chase Bank, N.A. (3)
10.4              $2,500,000 term loan with JP Morgan Chase Bank, N.A.(3)
10.5              Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (3)
10.6              Assignment of Deposit Account to JP Morgan Chase Bank, N.A.
                  (3)
10.7              Loan agreement with Ter Mast Beheer Utrecht B.V. (4)
10.8              Security agreement with Ter Mast Beheer Utrecht B.V. (4)
10.9              Loan agreement with No Logo Air, Inc. (4)
10.10             Security agreement with No Logo Air, Inc.(4)
10.11             Loan agreement with Isaac Suder (4)
10.12             Security agreement with Isaac Suder (4)
10.13 Intercreditor agreement amongst Ter Mast Beheer Utrecht B.V, No Logo Air, Inc. and Isaac Suder (4)
10.14             Form of Subscription Agreement for December 2008 Offering (5)
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 30, 2008.
(2) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on November 4, 2008.
(3) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.
(4) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2009.
(5) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of February, 2009.


                                                     BLACKWATER MIDSTREAM CORP.


                                                     BY: /s/ Michael D. Suder
                                                         -----------------------
                                                         Michael D. Suder
                                                         Chief Executive Officer


                                                     BY: /s/ Donald St. Pierre
                                                         -----------------------
                                                         Donald St. Pierre
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.       DOCUMENT DESCRIPTION

10.1 Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P. dated September 25, 2008
                  (1)
10.2 Amendment to Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P., dated October 31 2008. (2)
10.3              Credit Agreement with JP Morgan Chase Bank, N.A. (3)
10.4              $2,500,000 term loan with JP Morgan Chase Bank, N.A.(3)
10.5              Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (3)
10.6              Assignment of Deposit Account to JP Morgan Chase Bank, N.A.
                  (3)
10.7              Loan agreement with Ter Mast Beheer Utrecht B.V. (4)
10.8              Security agreement with Ter Mast Beheer Utrecht B.V. (4)
10.9              Loan agreement with No Logo Air, Inc. (4)
10.10             Security agreement with No Logo Air, Inc.(4)
10.11             Loan agreement with Isaac Suder (4)
10.12             Security agreement with Isaac Suder (4)
10.13 Intercreditor agreement amongst Ter Mast Beheer Utrecht B.V, No Logo Air, Inc. and Isaac Suder (4)
10.14             Form of Subscription Agreement for December 2008 Offering (5)
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 30, 2008.
(2) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on November 4, 2008.
(3) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.
(4) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on January 26, 2009.
(5) Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2009.