Form 10-K
period 2009-03-31
Blackwater Midstream Corp.
filed 2009-06-30
CIK 1292518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number 000-51403

BLACKWATER MIDSTREAM CORP.
(Exact name of small business issuer in its charter)

Nevada State or other jurisdiction of incorporation or organization)	26-2590455 (I.R.S. Employer Identification No.)

660 LaBauve Drive Westwego, Louisiana (Address of principal executive offices)	70094 (Zip Code)

(504)340-3000
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(B) of the Act: None.
Securities Registered Pursuant to Section 12(G) of the Act:
Common Stock, $.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2008 was approximately $25,948,593.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 24, 2009, there were 52,178,555 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.

Portions of the Registrant’s proxy statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed with the Securities and Exchange Commission April 3, 2009 and supplemented April 15, 2009, are incorporated by reference into Items 10, 11, 13 and 14 of this Annual Report on Form 10-K.

BLACKWATER MIDSTREAM CORP.
FORM 10-K

PART I

ITEM 1. Business.

Our Corporate History

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Blackwater Midstream Corp. (the “Company”), together with our subsidiary.

We were incorporated in the State of Nevada on March 23, 2004.  We changed our name from Laycor Ventures Corp. to Blackwater Midstream Corp. on March 18, 2008 and on March 21, 2008, a change in the ownership and management control of the Company occurred.  At that time, we changed our business objective to become an independent developer and manager of third party fuel, agricultural and chemical bulk liquid storage terminals.

From incorporation until March 2008, we were a development stage company primarily engaged in the acquisition and exploration of mining properties.  As of July 9, 2008, we discontinued our mining pursuits.

On September 9, 2008, we formed Blackwater New Orleans, LLC (“BNO”), a Louisiana limited liability company, as our wholly owned subsidiary.

We were in the development stage of developing and managing third party storage terminals from March 2008 through December 23, 2008, when we acquired the Westwego, LA liquid bulk storage terminal (the “Westwego Terminal”) from NuStar Terminals Operations Partnership, L.P. (the “Acquisition”).  As of that date, we became an operating company and were no longer in the development stage.

We maintain our statutory registered agent’s office at 3199 East Warm Springs Road, Suite 200, Las Vegas, Nevada 89120.  Our executive office is located at the Westwego Terminal, 660 LaBauve Drive, Westwego, Louisiana 70094. Our telephone number is (504) 340-3000.

Description of Our Business

Change in Business Plan

Commencing in May 2008 we hired new management, appointed a new Board of Directors and changed our business plan to become an independent developer and manager of third-party bulk liquid fuel, agricultural and chemical storage terminals. As of March 31, 2009 our asset portfolio consisted of the Westwego Terminal located along the Mississippi River within the Port of New Orleans.  The Westwego Terminal site consists of approximately 26.5 acres of land, including 49 leasable above ground storage tanks with a combined leasable capacity of approximately 752,000 barrels, a barge dock, an office, a warehouse, and other site improvements.

Third Party Terminalling Business Background

Independent bulk liquid terminals play a crucial role for product distribution within the supply chain.  Terminals store a range of products including crude oil, bunker fuel, gasoline, distillates, chemicals, agricultural products, and renewable fuels.

It is estimated that in the United States, there is approximately 700 million barrels of storage of petroleum, chemicals, agricultural products, and renewable fuels stored at any one point in time between the various refining and manufacturing units and the delivery to the ultimate consumer.  For example, in the refined oil product segment, approximately 300 million barrels of refined products, blendstock and intermediate products are stored within the refined product value chain in facilities located between refining manufacturing units and product tank trucks. Refiner storage accounts for approximately 40 percent or about 120 million barrels of total product inventory; while refined product pipelines typically contain less than 20 percent or about 60 million barrels. The remainder is stored in bulk storage terminals that provide facilities for aggregation, distribution, finished produce blending, imports offloading and pipeline staging.  This amount is approximately equal to 120 million barrels.

The importance of bulk terminal facilities in the refined product and chemical manufacturing segments has grown significantly over the past decade as the nation’s product supply patterns have become increasingly more complex. Bulk liquid terminals allow producers to operate their refineries and manufacturing plants more efficiently by providing capacity to level out both increases and decreases in product demand.  In addition, bulk liquid terminals provide a more efficient supply chain by storing the product either closer to the production or consumption locations.

Third-party terminalling businesses are generally independent operations that support many different commercial customers including refiners, manufacturers, blenders, traders and marketers. Income is derived from tank leasing, operational charges associated with blending services and throughput charges for receipt and delivery options. The primary strategic drivers of the business include location and connectivity to logistics infrastructure. Capital investment in terminalling assets is generally supported by long-term (three years or more) contracts with major oil and gas, chemical and agricultural companies.

Investments resulting in incremental expansion of existing capacity through tank additions and increased utilization of existing infrastructure such as docks, pipeline origin pumps, truck racks, etc. have been the focus of the industry over the past two decades. Over the past few years, the underlying infrastructure and in some cases the real estate associated with many bulk terminals has been exhausted. As such, industry fee structures have evolved with costs for additional capacity, today increasing over historical levels to recuperate the total cost for real estate, new tanks and the addition of related terminal infrastructure as well.

Our Investment in Safeland Storage, L.L.C.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C. a Louisiana limited liability company (“Safeland”), represented by 70,000 Class A units for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland, an unrelated party.  Contemporaneously, therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the purchase of 435 acres of land near the town of Garyville, Louisiana, located in St. John the Baptist Parish, from Safeland, for a purchase price of $20,500,000. The closing of the Purchase and Sale Agreement was to take place within 120 days from June 26, 2008.

We considered the site an excellent location in which to develop and build a new large-scale third party liquid bulk storage terminal.  Safeland applied for and was granted air and water permits from local and state agencies for development of the site as a storage terminal.

However, in November 2008 it became evident to Blackwater management that due to the worldwide economic credit crisis we would be unable to secure debt financing and raise capital that the proposed development of the Garyville, LA terminal would require to be economically feasible.  Accordingly, closing of the Purchase and Sale Agreement with Safeland did not take place. Safeland will continue marketing the property and we will retain our 7% interest in Safeland.

As part of our March 31st fiscal year-end analysis, we obtained from a third-party real estate appraiser a current valuation of our 7% minority investment in Safeland.  Safeland’s principle asset is the property located in Garyville, LA, as referenced above.  This property was currently valued at approximately $7,760,000; therefore, our 7% share is valued at about $543,200.  This amount was discounted approximately 25% to reflect our minority management interest; therefore, our investment is currently valued at approximately $407,400.  Accordingly, we have recorded an adjustment to our investment of $1,092,600, as of March 31, 2009 in the other operating expenses section of our Consolidated Statement of  Operations for the period December 23, 2008 through March 31, 2009.

Acquisition of the Storage Terminal in Westwego, LA

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related expenses.  The Westwego Terminal has an approximate leasable capacity of 752,000 barrels.

In connection with the closing of the Acquisition, BNO entered into a Loan Agreement with JP Morgan Chase Bank of N.A. (“JPM”) in the principal amount of $2,500,000, as well as a credit agreement. The Loan Amount bears interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements.  BNO paid consecutive monthly installments of interest only, until April 30, 2009, from when BNO also paid monthly principal installments of $41,667.  All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

On April 21, 2009, JPM and the Company agreed to amend its Credit Agreement, in which the Company initially agreed, at all times, to maintain in an account (the “JPM Account”) at JPM an amount equal to at least twelve (12) months of principal due and payable under the Term Note.  The agreed amendment waives this minimum balance requirement, provided that and so long as (i) the JPM Account continues to be pledged to JPM pursuant to the terms of the Assignment and (ii) commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the JPM Account are applied to pay the scheduled monthly principal installments of $41,667 each that are due and payable under the Term Note. The balance in this account as of March 31, 2009 was $500,260.  Principal payments have been made according to this arrangement for April, May and June of 2009.

The Loan Agreement is secured by a mortgage on, among other things, BNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana, as well as the JPM Account, with a balance of approximately $451,000 at the close of the Acquisition.

Payment of the purchase price for the Westwego Terminal totaled $4,800,000, which consisted of the Loan Amount of $2,500,000, and $2,300,000 of proceeds from a private placement in December 2008, and acquisition costs of 119,601. The Company did not assume any contingent liabilities in the Acquisition.

Significant Customers

As of December 31, 2008, the utilization rate of the leasable barrel storage capacity of the Westwego Terminal was approximately 38%.  As of June 1, 2009 the Westwego Terminal had five customers utilizing approximately 58% of its leasable barrel storage capacity, and the contracted leased storage to our largest customer comprised approximately 70% of our total barrel storage utilization, with our next two largest customers comprising approximately 10% each.  The increase in utilization is mainly due to our having acquired two additional customers.  The products stored at the Westwego Terminal as of the date of this Annual Report on Form 10-K are lubricating oils, crude naphthenic acid, 50% diaphragm grade caustic and sulfuric acid. As of June 2009, one customer accounted for over 50% of total revenue.

Growth of our Business

We are engaged in the business of third-party terminalling; specifically, bulk liquid storage at the Westwego Terminal.  The Westwego Terminal has 49 storage tanks available for leasing.  The tanks range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.  Our operations support many different commercial customers, including refiners and chemical manufacturers.  The diversity of our customer base lends to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

Our income is derived from tank leasing, operational charges associated with blending services, throughput charges for receipt and delivery options and other services requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.

We generally receive our customer’s liquid product by river barge at our Mississippi River dock.  The product is transferred from barges to the leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

Our current business model is to increase the utilization at the Westwego Terminal, expand storage at the terminal site as needed, and to pursue the acquisition of other underachieving, underutilized storage terminals through asset purchases and management agreements. We believe the considerable experience of the Company’s management team will be a key factor in transitioning underperforming terminals into viable profit centers. We expect these acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

Environmental

Under various federal, state and local laws, ordinances and regulations, we are considered to be an owner or operator of real property and may have to arrange for the disposal or treatment of hazardous or toxic substances. As a result, we could become liable for the costs of removal or remediation of certain hazardous substances released on or near our property. We could also be liable for other costs that relate to hazardous or toxic substances, including governmental fines and injuries to persons and property. Many of the chemicals and fuels we store are considered to be hazardous materials. Inadvertent releases or spills can subject us to costly remediation expenses and/or fines.

We have pollution, property, auto, general liability and umbrella insurance coverage, as well as workers compensation insurance.  Each of our insurance carriers currently has an AM Best Rating of A to A+.On February 9, 2009 one of our storage tanks with a leasable capacity of approximately 47,000 barrels developed a minor leak during the initial introduction of our customer’s product (sulfuric acid) into the tank.  Terminal staff detected the leakage in its early stages, which was successfully contained in the designed earthen berm area.  Terminal staff and management immediately contacted and apprised all required federal, state and local authorities and agencies of the situation.  Additionally, terminal staff began remediation and cleanup efforts and activated expert environmental cleanup companies.  One of the efforts to minimize the leakage was to transfer the product into an adjacent 100,000 barrel storage tank.  This tank also seemed to be experiencing a possible leak, so the product was transferred into rented barges specifically designed for the product.

During the event we worked closely with various agencies and subcontractors and were successful in stopping and containing the leakage.  To our knowledge there have been no reported injuries among staff, management, subcontractors, agency staff, nor the community.

We are working closely with our insurance companies, their representatives, our industry experts and the effected customer to determine the cause of the tank failures and in making necessary repairs to the tanks.  We believe our out-of-pocket expenses will include our insurance deductible amounts of $25,000 and $250,000 for the property and pollution policies, respectively.

Our property claim has been denied by the carrier as per their understanding of the incident, how and why it occurred, and the coverage available as per the policy.  Therefore, we have recorded approximately $273,000 of expenses in this fiscal year and estimate an additional $250,000 in the next fiscal year to fully repair the damaged tanks and surrounding areas.  We are discussing the property carrier’s initial determination with them and may seek legal advice to pursue further options.

In relation to our pollution claim, through March 31, 2008 we incurred clean up and mitigation expenses of approximately $781,000 and estimate we will incur additional expenses of approximately $212,000 during our next fiscal year, which we have recorded as an accrued liability in our Statements of Consolidated Operations.  During April and May of 2009, our pollution carrier reimbursed us $181,625, net of our pollution coverage deductible amount of $250,000. Our pollution carrier has submitted a letter stating they believe they are not liable for any further payments.  We disagree with their determination and after receiving independent legal advice, we intend to pursue this claim.

Competition

The fuel and chemical storage business is highly competitive. We expect the competitive environment to continue in the future. We face competition from a number of existing storage facilities in the New Orleans to Baton Rouge, Louisiana refining and manufacturing corridor. We believe that current economic conditions present additional opportunities in the bulk liquid storage industry by allowing refiners and manufacturers the ability to manage product inventories and plant production rates in response to fluctuating consumption demands and variations in market product pricing. As consumers continue to demand a more efficient supply chain from refiners and manufacturers, this demand for storage will continue to drive capacity expansions in the terminal industry.

Some of our competitors include Kinder Morgan and International Matex Tank Terminals.  Many of our competitors have longer operating histories, better brand recognition and significantly greater financial, technical and marketing resources than we do. Many of these competitors may have well-established relationships with customers and other key partners and can devote substantially more resources to marketing and sales. Larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.   We believe we offer prospective customers flexibility with their storage needs, due to current excess capacity at our Storage Terminal and our ability to also offer them competitive long-term contract rates.  Additionally, the Westwego Terminal site offers storage tank expansion potential, which can be custom designed to specific customer requirements.

Government Approvals and Regulation

We are required to maintain and currently hold approvals and permits from federal, state and local regulatory agencies for air quality and water discharge, as well as standard local occupational licenses.

Employees

We have eleven full-time and one part-time employee.  The positions held are Chief Executive Officer, Chief Operations Officer, Chief Commercial Officer, Chief Financial Officer, Assistant Terminal Operator, Operators, Maintenance, and Accounting Clerks.

Research and Development

The Company has not spent any funds during either of its last two fiscal years on research or development.

Intellectual Property

The Company does not hold, nor has it applied for, any patents, trademarks, licenses, franchises or concessions, nor is the Company a party to any royalty agreements or labor contracts.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 2. Properties.

Our corporate office, bulk liquid terminal storage tanks, and barge dock are located at 660 LaBauve Drive in Westwego, Louisiana.  Our terminal is adjacent to the Mississippi River, within the jurisdiction of Port of New Orleans and is situated on approximately 26.5 acres on land. We have 49 leasable, above-ground, storage tanks with a combined leasable capacity of approximately 752,000 barrels.  As of March 31, 2009 and June 30, 2009, we had a storage tank utilization rate of approximately 58%, based on the total leasable barrel storage capacity.  The Westwego Terminal is subject to a mortgage held by JPM.

ITEM 3. Legal Proceedings.

We are not presently a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ended March 31, 2009, there were no matters submitted to a vote of our shareholders.

On May 4, 2009 we held an annual meeting of stockholders for the fiscal year ended March 31, 2009.  At the meeting, the stockholders voted, in person and by proxy, on the following proposals:

(1)	To elect a board of four directors;

(2)	To approve the Blackwater Midstream Corp. 2008 Incentive Plan, as amended; and

(3)	To ratify the appointment of Malone & Bailey, PC as the independent auditors of the Company for the fiscal year ending March 31, 2009.

The following proposals were adopted by the respective margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified.
	Number of Shares
	For	Withheld
Michael D. Suder	29,337,966	314,500
Herbert Whitney	29,337,211	315,255
Mathijs van Houweninge	29,337,966	314,500
Christopher Wilson	29,337,211	315,255

2. Ratification of the Blackwater Midstream 2008 Incentive Plan as amended.
For	28,025,915
Against	354,700
Abstain	12,500
Broker non-vote	1,259,351

3. Ratification of Malone & Bailey, PC as the independent auditors of the Company for the fiscal year ending March 31, 2009.
For	29,352,466
Against	250,000
Abstain	50,000

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are traded on the Over-the-Counter Bulletin Board under the symbol “BWMS.”  The Company is authorized to issue 200,000,000 shares of common stock and 20,000,000 of preferred shares. As of June 24, 2009, 52,178,555 shares of common stock had been issued and were outstanding and zero shares of preferred shares had been issued.

The following table sets forth the range of high and low closing bid prices for the common stock for the fiscal quarters. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

FISCAL QUARTER	HIGH BID	LOW BID
2010
First Quarter 4-1-09 to 6-12-09	$0.25	$0.12
2009
Fourth Quarter 1-1-09 to 3-31-09	$0.30	$0.15
Third Quarter 10-1-08 to 12-31-08	$1.28	$0.19
Second Quarter 7-1-08 to 9-30-08	$4.50	$0.45
First Quarter 4-1-08 to 6-30-08	$4.42	$1.00
2008
Fourth Quarter 1-1-08 to 3-31-08	$2.00	$0.15
Third Quarter 10-1-07 to 12-31-07	$0.50	$0.22
Second Quarter 7-1-07 to 9-30-07	$0.70	$0.03
First Quarter 4-1-07 to 6-30-07	$1.76	$0.53

Dividends

On January 28, 2008, we declared a stock dividend of two shares of common stock for each share outstanding. As a result, the number of outstanding shares increased from 8,011,500 to 24,034,500. We have not declared any cash dividends, nor do we intend to do so. Additionally, our loan agreements with JPM restrict our ability to make dividend distributions.   Our dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. All share and per share amounts in this filing have been retroactively adjusted to reflect the stock dividend.

Holders of Record

As of June 12, 2009 there are approximately 118 record holders of our common stock.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2009

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of March 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher A. Wilson	20,000	0	0		$2.00	5/7/2018	0	0	0		120,000

	0	0	705,882	(1)	$0.17	4/1/2019

Robert Wayne Morgan	0	0	0		0	0	0	0	0		0

Michael D. Suder	0	0	705,882	(1)	$0.17	4/1/2019	0	0	2,802,588	(2)	1,574,730

Donald St. Pierre	0	0	0		0	0	0	0	650,000	(3)	98,500

Dale T. Chatagnier	0	0	0		0	0	0	0	1,350,863	(4)	534,350

Frank Marrocco	0	0	0		0	0	0	0	1,350,863	(5)	674,952

(1)           Such options are fully vested and are exercisable at $0.17 per share, the closing price of the common stock on April 1, 2009, the date that such options were issued.  Messrs. Suder and Wilson received compensation as directors as well as for their services as executive officers of the Company during the fiscal year ending March 31, 2009.

(2)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share and which vest on January 1, 2010, only if Mr. Suder is employed by the us on such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, vest according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Suder is employed by the Company on such dates, respectively.

(3)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  Each such grant vests according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. St. Pierre is employed by us on such dates, respectively.

(4)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share on such date and which vest on January 1, 2010, only if Mr. Chatagnier is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date.  The shares referenced in items “ii” and “iii”, immediately preceding, vest according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Chatagnier is employed by the Company on such dates, respectively.

(5)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date and which vest on January 1, 2010 if Mr. Marrocco is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) and 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, vest according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Marrocco is employed by the Company on such dates, respectively.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Financial Data.

Not applicable to smaller reporting company filers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. This section of this report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended March 31, 2009.

Overview of Company and its Operations

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., (formerly Laycor Ventures Corp.), the registrant, our wholly owned subsidiary Blackwater New Orleans, LLC and to Laycor Ventures, Corp.

Predecessor company references herein are referring to NuStar Terminals Operations Partnership L.P. (“NuStar”), the former owner and manager of the storage terminal in Westwego, LA., and their operations at the storage terminal.

General. We were incorporated in the State of Nevada on March 23, 2004.  We changed our name from Laycor Ventures Corp. to Blackwater Midstream Corp. on March 18, 2008 and on March 21, 2008, a change in the ownership and management control of the Company occurred.  At that time, we changed our business objective to become an independent developer and manager of third party fuel, agricultural and chemical bulk liquid storage terminals. Commencing in May 2008 we hired new management and appointed a new board of directors.

Development Stage. From incorporation until March 2008, we were a development stage company primarily engaged in the acquisition and exploration of mining properties.  As of July 9, 2008, we allowed our mining claim in the Rock Creek Project in British Columbia, Canada, to expire and discontinued our mining pursuits.  The Ministry of  the Environment designated the property, containing our claim, as a wildlife habitat area and we received a report from a geologist concluding that the property claim would unlikely yield enough mineral to allow us to be  economically viable.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C. (“Safeland”) an unrelated party, Louisiana limited liability company, pursuant to a Membership Interest Purchase Agreement with Safeland.  Contemporaneously, therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) for the purchase of 435 acres of land near the town of Garyville, Louisiana, located in St. John the Baptist Parish, from Safeland.  The closing of the Purchase and Sale Agreement was to take place within 120 days from June 26, 2008.

This land was considered to be an excellent location in which to develop and build (in phases) a new large-scale third party liquid bulk storage terminal. However, in November 2008 it was evident to Blackwater management that due to the worldwide economic credit crisis we would be unable to secure debt financing and raise capital that the proposed development of the Garyville, LA terminal would require to be economically feasible.  The closing of the Purchase and Sale Agreement with Safeland did not take place.  The Company still maintains a 7% interest in Safeland. Safeland will continue marketing the property and we will be entitled to 7% of the liquidating value of Safeland.

As part of our March 31, 2009 fiscal year-end analysis, we obtained from a third-party real estate appraiser a current valuation of our 7% minority investment in Safeland.  Safeland’s principle asset is the property located in Garyville, LA, as referenced above.  This property is currently valued at approximately $7,760,000; therefore, our 7% share is valued at about $543,200.  This amount was discounted approximately 25% to reflect our minority management interest; therefore, our investment is currently valued at approximately $407,400.  Accordingly, we have recorded an adjustment to our investment of $1,092,600, as of March 31, 2009 in the other operating expenses section of our Consolidated Statement of Operations for the period December 23, 2008 through March 31, 2009.

We were in the development stage of developing and managing third party storage terminals from March 2008 through December 23, 2008, until we acquired the Westwego, LA liquid bulk storage terminal (the “Westwego Terminal”) from NuStar.  As of that date, we became operating company and were no longer in the development stage.

Westwego Terminal Operations.  On September 9, 2008, we formed Blackwater New Orleans, LLC (“BNO”), a Louisiana limited liability company, as a wholly owned subsidiary of the Company, to acquire the Westwego Terminal.

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related expenses. The Westwego Terminal has an approximate leasable capacity of 752,000 barrels.

As of March 31, 2009 our asset portfolio and operations consisted of the Westwego Terminal.  The above-the-ground storage tanks at the Westwego Terminal range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.  Our operations support many different commercial customers including refiners and chemical manufacturers.  The diversity of our customer base, lends to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

Our income is derived from tank leasing, operational charges associated with blending services, throughput charges for receipt and delivery options and other services requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options. Cash generated from the operations at the Westwego Terminal is our primary source of liquidity for funding debt service, maintenance, and small-scale potential capital expenditures.  Based on long-term contracts, we would seek debt financing to fund larger-scale capital expenditures.

At the Westwego Terminal, we generally receive our customer’s liquid product by river barge at our Mississippi River dock.  The product is transferred from barges to the leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

As of March 31, 2009 and June 30, 2009 we had leased approximately 440,000 barrels of storage, for a storage utilization rate of approximately 58%.  The products currently stored at the storage terminal are lubricating oils, crude naphthenic acid, 50% diaphragm grade caustic and sulfuric acid.

Growth of our Business. The importance of bulk terminal facilities in the refined product and chemical manufacturing segments has grown significantly over the past decade as the nation’s product supply patterns have become increasingly more complex. Bulk liquid terminals allow producers to operate their refineries and manufacturing plants more efficiently by providing capacity to level out both increases and decreases in product demand.  In addition, bulk liquid terminals provide a more efficient supply chain by storing the product either closer to the production or consumption locations.

Our current business model is to increase the utilization at the Westwego Terminal, expand storage at the terminal site as needed, and to pursue the acquisition of other underachieving, underutilized storage terminals through asset purchases and management agreements. We believe the considerable experience of the Company’s management team will be a key factor in transitioning underperforming terminals into viable profit centers. We expect these acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

Critical Accounting Policies and Estimates

Our management has discussed the development and selection of the following critical accounting estimates with our audit committee and the audit committee has reviewed and approved these disclosures.

Revenue Recognition. Revenues for third-party terminals include storage tank lease fees, whereby a customer agrees to pay for a certain amount of tank storage over a certain period of time; and throughput fees, whereby a customer pays a fee based on volumes moving through the terminal.  At our terminal, we also offer and provide blending, handling, filtering and certain other ancillary services.  Revenue from storage tank lease fees are recognized at the beginning of each month.  Revenue from throughput fees and ancillary fees are recognized as services are provided to the customer.

Property, Plant and Equipment. Property, plant and equipment, are comprised of real estate, buildings, warehouses, storage tanks, terminal assets, office equipment, computer software and heavy equipment and are stated at cost, less accumulated depreciation.

Assets are depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 40 years. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Impairment of Long-lived Assets. Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

Results of Operations

For the Year Ended March 31, 2008.

During this period we were in the development stage of our mining activities in Canada and thus had no revenues.  Expenses were primarily related to professional fees for auditing.

For the Period December 23, 2008 through March 31, 2009 compared to the Period January 1, 2008 through March 31, 2008.

The period December 23, 2008 through March 31, 2009 is the first period of storage terminal operations for Blackwater Midstream and for our new management team hired in May and June 2008.  We became an operational entity when we acquired the Westwego Terminal on December 23, 2008.  For the period January 1, 2008 through December 22, 2008, the Westwego Terminal was owned and operated by the predecessor company.

Revenues. For the period December 23, 2008 through March 31, 2009 the storage tank revenues totaled approximately $661,000, with ancillary fees totaling approximately $99,000.  This includes approximately $45,000 in revenues for prepaid tank storage rental paid to the predecessor company of the Westwego Terminal for the period December 23, 2008 through December 31, 2008.  Monthly storage tank revenues increased from $195,481 in January 2009 to $210,271 for both February and March 2009 due to fees from a new customer.

Ancillary fees are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  In January 2009, we provided special tank cleaning services to a customer, resulting in ancillary revenues of approximately $78,000.  In February and March 2009, we provided only routine ancillary fees to customers and our ancillary revenues were about $13,500 and $6,500, respectively.

During the period January 1, 2008 through March 31, 2008, the terminal earned approximately $533,000 in storage tank revenues and approximately $47,000 from ancillary fees.

Operating Expenses.  Our operating expense structure is essentially the same as that of our predecessor.  We retained the employees and maintained the same vendors and suppliers.  One-time repair and maintenance charges by the predecessor of approximately $100,000 make up the majority of variance between the operating costs of approximately $355,000 for period of January 1, 2008 through March 31, 2008 and approximately $253,000 for the period December 23, 2008 through March 31, 2009. Gross profit for the period from December 23, 2008 through March 31, 2009 was approximately $500,000, or 69%, of revenues.  Gross profit for the period from January 1, 2008 through March 31, 2008 was approximately $225,000, or 38%, of revenues.  The increase is attributable to increased customers and revenues during the period ended March 31, 2009 as compared to the period ended March 31, 2008 and higher costs of revenues during the period ended March 31, 2008.

Selling, General and Administration Expenses (SG&A). Our consolidated SG&A expenses for the period December 23, 2008 through March 31, 2009 were significantly higher (approximately $1,117,000) than those SG&A expenses reported for the predecessor for the period January 1, 2008 through March 31, 2008 (approximately $38,000).  Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed by the predecessor company to the terminal’s operations.  The table below outlines these differences.

	Successor		Predecessor
	For the period		For the period
	December 23, 2008		January 1, 2008
Selling, General & Administrative	Through		Through
Expenses	March 31, 2009		March 31, 2008
Management Salaries	$ 308,810	28%	$ —	0%

Management Non-cash Compensation	242,907	22%	—	0%

Professional Fees	204,606	18%	—	0%

Insurance-Other	89,472	8%	4,894	13%

Other SG&A Expenses	270,981	24%	32,977	87%

Total SG&A Expenses	$ 1,116,776	100%	$ 37,871	100%

Depreciation. Our consolidated depreciation expense for the period December 23, 2008 through March 31, 2009 was approximately $88,000; over 3 times higher than the predecessor’s depreciation expense of approximately $28,000 for the period January 1, 2008 through March 31, 2008.  This was due to a step-up in the value of the property, plant and equipment assets, based on the amount we actually paid upon the acquisition of the Westwego Terminal and different values of the estimated life of the assets.

Interest Expense. We recorded $44,454 in interest expense for the period December 23, 2008 through March 31, 2009; whereas the predecessor did not record any interest expense.  The majority, approximately $34,000, of our consolidated interest expense was related to our loan agreement with JPMorgan Chase Bank associated with our acquisition of the Westwego Terminal.  The remainder of approximately $10,000 relates to our related party loans.

Loss on Disposal of Asset. Pertaining to the tank leak incident at the Westwego, LA terminal in February 2009, we have recorded the amount paid by our insurance carrier and the expenses we have incurred as of March 31, 2009 in the consolidated statement of operations.  During the period January 1, 2008 through March 31, 2008, the predecessor did not have any such activities.  The table below summarizes amounts related to this incident.

	Successor	Predecessor
	For the period	For the period
	December 23, 2008	January 1, 2008
	through	through
	March 31, 2009	March 31, 2008
Pollution Insurance: Clean up & mitigation expenses less deductible of $250,000	$181,585	$—
Pollution: Clean up & mitigation expenses	(1,000,668)	—
Property: Tank disposal	(83,678)	—
Loss on Disposal of Asset	$(902,761)	$—

For the Period January 1, 2008 through December 22, 2008 compared to the Period January 1, 2007 through December 31, 2007.

Revenues. For the period ended December 22, 2008 storage tank revenues totaled approximately $2,060,000, with ancillary fees totaling approximately $237,000, for a total of approximately $2,297,000.  This total is approximately 12% less than for the comparable year ended December 31, 2007, during which storage tank revenues totaled approximately $2,255,000 and ancillary fees totaled approximately $366,000.  The decrease in revenues is a result of the loss of customers leasing storage at the Westwego Terminal.

Operating Expenses For the period ended December 22, 2008, operating expenses were approximately $1,700,000 as compared to $2,607,000 for the year ended December 31, 2007. This decrease of approximately 17.5% is primarily attributable to the corresponding decrease in activity at the terminal and also due to a decrease in the amounts spent on tank inspections, tank cleaning and maintenance and repairs preformed during the year 2007. Gross profit for the period ended December 22, 2008 was approximately 26% and gross profit for the year ended 2007 was approximately 21%, again reflecting the additional amounts spent on tank inspections, tank cleaning and maintenance and repairs performed in 2007, but not during 2008.

Selling General and Administration Expenses (SG&A). These expenses decreased approximately $40,000 from the year ended December 2007 to the period ended December 22, 2008; however, they maintained their percentage of revenue amount of about 9% for both periods.

Depreciation.  Depreciation expense for the year 2007 was approximately $110,000 and depreciation expenses for the period ended December 22, 2008 was approximately $101,000.  The difference can be attributed to the selling of the Westwego Terminal on December 23, 2008 and therefore the reduction in depreciation expense reported by the predecessor.

Other Income. During the period January 1, 2008 through December 22, 2008 the predecessor did not record any other income. In March 2007, the predecessor received $8,738,041 in a legal settlement pertaining to damages to the ship dock at the Westwego Terminal that occurred in January 2005.  The proceeds exceeded the recorded receivable by $5,229,891, which is included in other income on the Statement of Consolidated Operations.

Net Profit from Continuing Operations. Net profit for the period ended December 2007 was approximately $200,000 (excluding the insurance claim recorded of $5,229,288); which is approximately 7.6% of revenues.  The net profit for the period ended December 22, 2008 was approximately $291,000; which is about 12.7% of revenues.  The difference can be attributed to the additional amounts spent on tank inspections, tank cleaning and maintenance and repairs performed in 2007, but not during 2008.

Liquidity and Capital Resources.

For the Year Ended March 31, 2008.

For the year ended March 31, 2008, we had not generated any revenues from our business operations.

As of March 31, 2008, our total assets were $5,472 and our total liabilities were $7,942. We had cash and cash equivalents of $3,574.

At March 31, 2008, we had negative working capital of $2,470.  Operating Expenses for the fiscal year ended March 31, 2008 were $27,752. Our operating expenses consisted primarily of professional fees and claim administration.

We had no long-term debt.

Off Balance-Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2008.

For the Period December 23, 2008 through March 31, 2009 compared to the Period January 1, 2008 through March 31, 2008.

As shown in the accompanying consolidated financial statements, we incurred a consolidated net loss of $2,736,971 for the period December 23, 2008 through March 31, 2009.  This figure includes non-cash expenses for depreciation of $88,194, an impairment charge of $1,092,600 for our minority management investment in Safeland Storage, LLC, a loss on tank disposal associated with our insurance incident for $83,678 and stock based compensation to members of management for $248,339.  Without these non-cash expenses, we would have recorded a net loss of $1,224,160 for the period.  The predecessor’s operations resulted in a net profit of $159,199 for the period January 1, 2008 through March 31, 2008.  Our operations at the newly acquired Westwego Terminal are generating revenues.

As of March 31, 2009 we had negative working capital of $1,963,635.  As of March 31, 2008 we had negative working capital of $2,470.

As of March 31, 2009, our total assets were $6,554,896 and our total liabilities were $4,812,064.  At March 31, 2008, our total assets were $5,472 and our total liabilities were $7,942.

At March 31, 2009, we had cash totaling $512,825.  At December 22, 2009 we had cash of $2,560,650; therefore, during the period we had a net decrease in cash of $2,047,825.  During the period of December 23, 2008 through March 31, 2009, we generated $78,186 from our operating activities, we used proceeds of $2,426,011 to purchase the Westwego Terminal and other assets, and received cash proceeds in the amount of $300,000 from financing activities.

Acquisition of the Westwego Terminal.  On December 23, 2008, BNO acquired the Westwego Terminal from NuStar.  The Westwego Terminal was purchased by BNO “as-is”.  The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related expenses.

Long-term Debt and Notes Payable.  In connection with this purchase, BNO entered into an agreement (the “JPM Loan Agreement’) with JP Morgan Chase Bank, N.A. (“JPM”) to finance $2,500,000 of the purchase price of the storage terminal, which amount bears interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements.  BNO paid consecutive monthly installments of interest only from January 31, 2009 through March 31, 2009. Beginning on April 30, 2009, BNO pays monthly principal installments of $41,667. All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

On April 21, 2009, JPM and the Company agreed to amend Section 3.1 D of the Credit Agreement, in which the Company initially agreed to, at all times, maintain in an account (the “JPM Account”) at JPM an amount equal to at least twelve (12) months of principal due and payable under the Term Note.  The agreed amendment waives this minimum balance requirement, provided that and so long as (i) the JPM Account continues to be pledged to JPM pursuant to the terms of the Assignment and (ii) commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the JPM Account are applied to pay the scheduled monthly principal installments of $41,667 each that are due and payable under the Term Note.

The JPM Loan Agreement is secured by a mortgage on, among other things, BNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana, as well as BNO’s deposit accounts at JPM. The JPM Loan Agreement includes customary events of default including, but not limited to, the failure of BNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy of BNO. Upon the occurrence of an event of default, the JPM Loan Agreement will become due and payable automatically and without notice.

Related party Loans. In December 2008, we borrowed $125,000 and $100,000 from Ter Mast Beheer Utrecht, B.V. and Isaac Suder, respectively, and recorded the receipt of these funds as a current liability; in advance of agreeing to loan terms and security agreements.  In January 2009 we borrowed $75,000 from No Logo Air, Inc. and recorded the receipt of these funds as a current liability.  On January 20, 2009, we entered into a loan and security agreement, effective January 1, 2009, with each of Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder, in the principal amount of $125,000, $75,000 and $100,000, respectively (collectively, the “Insider Loans”).  Ter Mast Beheer Utrecht, B.V. and No Logo Air, Inc. are each owned and controlled by Mathijs van Houweninge, a director of BWMS.  Isaac Suder is the father of Michael Suder, a director of BWMS and its President and Chief Executive Officer.  Collectively, Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder are hereinafter referred to as the “Creditors”.

The Insider Loans bear interest at the annual rate of 12%.  Monthly installments of interest only payments commenced on January 31, 2009 and continue through maturity.  In addition, principle installments of $9,015, $5,409 and $7,212 to Ter Mast Beheer Utrecht B.V., No Logo Air, Inc. and Isaac Suder, respectively, commenced on April 30, 2009 and continue through maturity.  All unpaid principal and accrued and unpaid interest on the Insider Loans is finally due and payable on June 30, 2010.

If any amount due and owing pursuant to the Insider Loans is not promptly paid when due, then all installments payable thereon shall, at the option of the respective Creditor, immediately mature, and become due and owing.

In April 2009, the Creditors individually and jointly agreed to grant the Company’s management the ability to choose when to make principal payments beginning in April 2009, without penalty.

The Insider Loans are secured by a security interest on BWMS’s interest in its wholly owned subsidiary, BNO.

Additionally, BWMS and the Creditors entered into an Intercreditor agreement, whereby the Creditors agreed that in the event of foreclosure on the Collateral, each Creditor ranks pari passu as amongst themselves.

Future minimum payments under the above third party and related party loan agreements for the next five years and the total amount thereafter are as follows:

Year ending March 31,
2010	$736,365
2011	563,635
2012	500,000
2013	500,000
2014	500,000
Thereafter	0
$2,800,000

Previous Liquidity and Capital Resources Activity.

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

In August 2008, we granted and issued 83,700 shares of restricted common stock at $2.00 per share, to affiliates of Falcon International Consulting Limited for professional services rendered to the Company in connection with the private placement described above. The value of these shares was recorded as a cost of the offering.

In December 2008, we entered into certain subscription agreements (collectively, the “December Purchase Agreement”) with certain investors (the “December 2008 Investors”) for the sale of an aggregate of 8,224,600 shares of our common stock, par value $.001 per share, at a purchase price of $0.25 per share for gross proceeds of $2,056,150 (the “December 2008 Offering”). Pursuant to the terms of the December Purchase Agreement the December 2008 Investors are entitled to receive one share of common stock at no additional consideration for each four shares for which they subscribed, resulting in an effective purchase price of $0.20 per share.  This resulted in an additional 2,056,150 shares (collectively, the “Free Shares”), in the aggregate issued to the purchasers, at no additional consideration, resulting in an aggregate of 10,280,750 shares issued to the December 2008 Investors.   The Company issued these additional shares in March 2009.

The December Purchase Agreement sets forth certain rights and obligations of the parties, as well as customary representations and warranties by the Company and the Investors, including anti-dilution and preemptive rights. The issuance of the shares pursuant to the December 2008 Offering is exempt from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the December 2008 Offering, the Company engaged Falcon Capital Limited to act as placement agent.  Falcon Capital secured Purchase Agreements for a total of 5,424,600 shares and received a fee of $135,615, or 10% of the gross proceeds for the portion of the December 2008 Offering attributable to them, as well as 542,460 restricted shares of the Company’s common stock distributed to affiliates of Falcon Capital, which includes 406,845 shares to the Company’s director Mathijs van Houweninge.

The December 2008 Offering triggered anti-dilution rights of investors in its August 2008 private placement, in which the Company sold an aggregate of 2,092,500 shares for gross proceeds of $4,185,000, par value $.001 per share, at a purchase price of $2.00 per share (the “August 2008 Offering”). The December 2008 Offering entitled investors in the August 2008 Offering to receive an aggregate of approximately 690,016 shares pursuant to their contractual anti-dilution rights. At its meeting on January 28, 2009, the Board of Directors determined to reprice the per share amount paid in the August 2008 Offering to $0.40 per share, which was not contractually required, resulting in an aggregate additional issuance of 8,704,800 shares, which includes an additional 334,800 shares issued to affiliates of Falcon Capital, the placement agent in the August 2008 Offering.  The decision of the Board of Directors to reprice the shares purchased in the August 2008 Offering was based on the $0.25 per share offering price of the December 2008 Offering and the quoted market price of the stock on or near the date of the resolution. Therefore, investors in the August 2008 Offering received four shares of restricted common stock of the Company for every one share purchased in the August 2008 Offering.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland, represented by 70,000 Class A units, for a purchase price of $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland. Safeland is an unrelated party. Contemporaneously therewith, on June 26, 2008, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Safeland and its wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land located in Garyville, LA, in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The Company, Safeland and Future Energy Investments LLC have agreed not to extend the closing date and the Company will not pursue the purchase or development of this property.

Off Balance-Sheet Arrangements

We did not have any off-balance sheet arrangements for the period December 23, 2008 through March 31, 2009, nor for the period Janaury1, 2008 through March, 31 2008.

For the Period Ended December 22, 2008 compared to the Year Ended December 31, 2007.

During the year ended December 31, 2007 and the period from January 1, 2008 through December 22, 2008 cash flows from the predecessor’s operations contributed $8,609,423 and $411,197, respectively.  During 2007, the predecessor received $8,738,041 of proceeds related to a legal settlement, of which $3,508,150 had been recorded as a receivable when the assets were originally purchased by the predecessor company.  Cash proceeds of $8,609,423 for the year ended December 31, 2007 and cash proceeds of $411,197 for the period January 1, 2008 to December 22, 2008 were remitted to the parent company of the predecessor of the Westwego Terminal.

Off Balance-Sheet Arrangements

We are not aware of any off-balance sheet arrangements by the predecessor company for the year ended December 22, 2008 or for the year ended December 31, 2007.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting company filers.

ITEM 8. Financial Statements and Supplementary Data.

BLACKWATER MIDSTREAM CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent registered public accounting firm

Report of Independent registered public accounting firm

Consolidated balance sheets as of March 31, 2009 and March 31, 2008 (Successor),

Consolidated statements of operations for the period December 23, 2008 through March 31, 2009 (Successor), the year ended March 31, 2008 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor) (Unaudited), the period January 1, 2008 through December 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor)

Consolidated statements of stockholders’ equity for the period December 23, 2008 through March 31, 2009 (Successor)

Statements of net parent investment for the period January 1, 2007 through December 22, 2008 (Predecessor)

Consolidated statements of cash flows for the period December 23, 2008 through March 31, 2009 (Successor), the year ended March 31, 2008 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor) (Unaudited), the period January 1, 2008 through December 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor)

Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blackwater Midstream Corporation
New Orleans, LA

We have audited the accompanying consolidated balance sheet of Blackwater Midstream Corporation (“the Company”or “Successor”) as of March 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period December 23, 2008 through March 31, 2009.  We have also audited the accompanying statements of operations, net parent investment and cash flows of the Westwego, LA Terminal Business (Predecessor) for the period January 1, 2008 through December 22, 2008 and the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and the consolidated results of its operations and its cash flows for the period December 23, 2008 through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the period January 1, 2008 through December 22, 2008 and the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

June 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Blackwater Midstream Corp.
Blackwater New Orleans, LLC

We have audited the accompanying Balance Sheets of Blackwater Midstream Corp. (formerly Laycor Ventures Inc.) (an Exploration Stage Company) as of March 31, 2008 and the related Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for the year then ended, and for the period from inception on March 23, 2004 to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackwater Midstream Corp. (formerly Laycor Ventures Corp) (an Exploration Stage Company) as of March 31, 2008, and the results of its operations and its cash flows for year then ended, and for the period from inception on March 23, 2004 to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 2 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains profitable operation and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STS PARTNERS LLP

STS PARTNERS LLP
CHARTERED ACCOUNTANTS

Vancouver, British Columbia, Canada
July 15, 2008

BLACKWATER MIDSTREAM CORP
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR
	MARCH 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,565	$3,574
Restricted cash	500,260	—
Receivables-trade (net of allowance of $20,680 and $0 as of March 31, 2009 and 2008, respectively)	21,609	—
Receivables-other	181,585	—
Prepaid expenses and other current assets	68,775	1,898
Total current assets	784,794	5,472

Investment in Safeland Storage, LLC	407,400	—
Property, plant, equipment, net	5,362,702	—

Total investments and property, plant and equipment net	5,770,102	—

TOTAL ASSETS	$6,554,896	$5,472

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$644,919	$7,942
Accounts payable-related parties	27,222	—
Accrued liabilities	51,652	—
Deferred revenue	72,834	—
Liabilities-insurance claim	1,215,437	—
Current portion of long-term debt	500,000	—
Current portion of long-term debt-related parties	236,365	—
Total current liabilities	2,748,429	7,942

Long-Term Debt
Bank loan	2,000,000	—
Related party loans	63,635	—
Total long-term debt	2,063,635	—

TOTAL LIABILITIES	4,812,064	7,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - 20,000,000 “blank check” preferred shares,
issuable in one or more series, no shares issued and outstanding	—

Common stock – 200,000,000 shares authorized, $0.001 par value;
51,993,024 and 24,034,500 issued and outstanding, respectively	51,993	24,035
Additional paid-in capital	7,237,576	131,540
Accumulated deficit	(5,546,737)	(158,045)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,742,832	(2,470)

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)	6,554,896	5,472

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the period
	December 23, 2008		For the period January 1, 2008	For the Period January 1, 2008
	Through	Year ended	Through	through December	Year ended
	March 31, 2009	March 31, 2008	March 31, 2008	22, 2008	December 31, 2007
			(Unaudited)
Revenue
Storage	$661,292	$—	$533,127	$2,060,157	$255,168
Other Services	98,601	—	46,748	237,009	365,772
Total Revenue	759,893	—	579,875	2,297,166	2,620,940

Cost of revenue
Salary and wages	(127,625)	—	(204,029)	(771,016)	(780,790)
General materials	(31,435)	—	(39,431)	(165,947)	(328,256)
Subcontractors	(66,645)	—	(19,315)	(167,300)	(261,397)
Other costs of revenue	(26,856)	—	(92,284)	(597,438)	(696,581)
Total cost of revenue	(252,561)	—	(355,059)	(1,701,701)	(2,067,024)

GROSS PROFIT	507,332	—	224,816	595,465	553,916

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,116,776	27,752	37,871	202,922	243,279
Impairment of cost method investment	1,092,600	—	—	—	—
Loss on disposal of asset	902,761	—	—	—	—
Depreciation	88,194		27,746	101,007	110,240
Total other operating expenses	3,200,331	27,752	65,617	303,929	353,519

Profit (Loss) from operations	(2,692,999)	(27,752)	159,199	291,536	200,397

Interest income	482	866	—	—	—
Interest expense	(44,454)	(129)	—	—	—
Other income	—	—	—	—	5,229,891
Net profit (loss) from continuing operations	$(2,736,971)	$(27,015)	$159,199	$291,536	$5,430,288

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.06)	$(0.00)

Weighted average number of shares outstanding: basic and diluted	45,750,795	10,682,000

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP
CONSOLIDATED STATEMENT OF STOCKHOLDER’ EQUITY

For the period December 23, 2008 to March 31, 2009
SUCCESSOR

	COMMON STOCK
	NUMBER OF	PAR	ADDITIONAL
	COMMON	VALUE	PAID -IN	ACCUMULATED
	SHARES	$ 0.001	CAPITAL	DEFICIT	TOTAL
Balance, December 23, 2008	44,503,596	$44,504	$6,996,726	$(2,809,766)	$4,231,464

Shares issued for services	5,433,278	5,433	242,906	—	248,339

Free “Make-whole” Shares issued to private placement investors	2,056,150	2,056	(2,056)	—	—

Net loss	—	—	—	(2,736,971)	(2,736,971)
Balance, March 31, 2009	51,993,024	$51,993	$7,237,576	$(5,546,737)	$1,742,832

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.

STATEMENTS OF NET PARENT INVESTMENT

For the period January 1, 2007 to December 22, 2008

Predecessor

Amount
Balance, January 1, 2007	$5,886,981
Net income	5,430,288
Net cash repayments to parent	(8,609,423)
Balance, December 31, 2007	2,707,846
Net Income	291,536
Net cash repayments to parent	(411,197)
Balance, December 22, 2008	$2,588,185

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the period	Year ended	For the period		Year ended
	December 23,	March 31,	January 1,	For the period	December 31,
	2008 Through	2008	2008	January 1, 2008	2007
	March 31, 2009		Through	through December
			March 31, 2008	22, 2008
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,736,971)	$(27,015)	$159,199	$291,536	$5,430,288
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	88,194	—	27,746	101,007	110,240
Loss on tank disposal	83,678	—	—	—	—
Impairment of Safeland Storage, LLC investment	1,092,600	—	—	—	—
Stock based compensation	248,339	—	—	—	—

Changes in operating assets and liabilities:
Accounts receivable	(203,194)	—	—	7,654	434,750
Prepaid expenses	229,930	(1,898)	—	—	3,508,145
Deferred revenue	72,834	—	—	—	—
Accounts payable and accruals	1,202,776	442	—	11,000	(874,000)
Net cash provided by (used in) operating activities	78,186	(28,471)	186,945	411,197	8,609,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,410)	—	—	—	—
Purchase of Westwego, LA terminal	(2,419,601)	—	—	—	—
Net cash used in investing activities	(2,426,011)	—	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash repayments to parent	—	—	(186,945)	(411,197)	(8,609,423)
Proceeds from related party debt	300,000	—	—	—	—
Net cash provided by financing activities	300,000	—	(186,945)	(411,197)	(8,609,423)

NET CHANGE IN CASH FOR THE PERIOD	(2,047,825)	(28,471)	—	—	—
CASH AT BEGINNING OF PERIOD	2,560,650	32,045	—	—	—
CASH AT END OF PERIOD	$512,825	$3,574	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$44,454	$—	$—	$—	$—
Cash paid for income taxes	$—	$—	$—	$—	$—
Non-cash investing and financing transactions
Non-cash investing and financing transactions:Bank loan used to purchase Westwego Terminal	2,500,000
Construction in progress included in accounts payable	$356,550	$—	$—	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION,AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

We were incorporated in the State of Nevada, U.S.A., on March 23, 2004. Our fiscal year end is March 31. On March 18, 2008, we changed our name to Blackwater Midstream Corp. from Laycor Ventures Corp. On September 9, 2008, we formed Blackwater New Orleans, LLC (“BNO”) as a wholly-owned subsidiary of the Company, incorporated in the State of Louisiana. On December 23, 2008, BNO acquired an existing bulk liquid storage terminal in Westwego, LA (“the Terminal”)from NuStar Terminals Operations Partnership L.P. (See Note 4)

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., the registrant, our wholly-owned subsidiary Blackwater New Orleans, LLC and to Laycor Ventures, Corp.

Predecessor company references herein relate to NuStar Terminals Operations Partnership L.P., the former owner and manager of the storage terminal in Westwego, LA., and its operations at the storage terminal.

BASIS OF PRESENTATION - PREDECESSOR

These financial statements include the accounts of the Terminal. Historically, financial statements have not been prepared for the Terminal, as it had no separate legal status of existence. The accompanying carve-out financial statements have been prepared to present the statements of financial position of the Terminal and statements of operations and cash flows of the Terminal for inclusion in Blackwater Midstream Corp’s Form 10-K for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of the Terminal as historically incurred by the Terminal and exclude all other assets, liabilities and operations of NuStar Energy. The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using Terminal-specific information where available and allocations and estimates where data is not maintained on a Terminal-specific basis within its books and records.  Allocations were based primarily off of a percentage of revenue adjusted when needed based on facts and circumstances where a more specific allocation was deemed more appropriate.   Due to the significant amount of allocations and estimates used to prepare these carve-out financial statements, they may not reflect the financial position, cash flows or results of operations of the Terminal in the future or what its operations, cash flows and financial position would have been had the Terminal been operating on a stand-alone basis during the periods presented. These financial statements do not include a carve-out for cash as the operations have historically been fully funded by NuStar Energy.

BUSINESS OBJECTIVE – INDEPENDENT DEVELOPER AND MANAGER OF BULK LIQUID STORAGE TERMINALS

Prior to the acquisition of the Westwego Terminal, we were a shell company and had minimal operations.  Upon acquiring the Westwego Terminal from NuStar, we became an independent developer and manager of fuel, agriculture and chemical bulk liquid storage terminals.

CONSOLIDATION

The accompanying successor consolidated financial statements represent the consolidated operations of Blackwater Midstream Corp. and its wholly-owned subsidiary Blackwater New Orleans, LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

RESTRICTED CASH

We maintain a bank account with JPM, which we pledge to use proceeds from this Account to pay the scheduled monthly principal installments of $41,667 each that are due and payable under our Term Note.

REVENUE RECOGNITION

Revenues for third-party terminals include storage tank lease fees, whereby a customer agrees to pay for a certain amount of tank storage over a certain period of time; and throughput fees, whereby a customer pays a fee based on volumes moving through the terminal.  At our terminal, we also offer and provide blending, handling, filtering and certain other ancillary services.  Revenue from storage tank lease fees are recognized ratably, which is typically monthly, over the term of the lease.  Revenue from throughput fees and ancillary fees are recognized as services are provided to the customer.

ACCOUNTS RECEIVABLE

Accounts receivable represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review.  Accounts receivable are written off when the account is deemed uncollectible.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, are comprised of real estate, buildings, warehouses, storage tanks, terminal assets, office equipment, computer software and heavy equipment and are stated at cost, less accumulated depreciation.

Assets are depreciated on a straight-line basis over their estimated useful lives, which range from 5 to 40 years. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

CONSTRUCTION IN PROGRESS

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at March 31, 2009, represents facilities under installation and prepayments on assets being purchased.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.  See Note 7 for impairment of certain assets.

DEFERRED FINANCING COSTS

Costs incurred for debt borrowing are capitalized as paid and amortized over the life of the associated debt instrument.  To the extent material that debt is retired before its scheduled maturity date, any remaining deferred financing costs associated with that debt are written off.

ENVIRONMENTAL REMEDIATION COSTS

Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. As of March 31, 2009, we are not aware of any environmental remediation costs associated with the acquisition of the Westwego Terminal. Cleanup efforts are continuing due to the tank leak incident in Feb 2009 at the Westwego Terminal site.  We have estimated these costs and have accrued them in our Consolidated Statements of Operations.

INVESTMENTS

The cost method is used to account for our investments in limited liability companies where we hold an interest of 10% or less and do not have control of the limited liability company.

INCOME TAXES

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 - “Accounting for Income Taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting for and reporting of income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the period December 23, 2008 through March 31, 2009 and for the year ended March 31, 2008, potential dilutive securities had an anti-dilutive effect and therefore, were not included in the calculation of diluted net loss per common share.

STOCK-BASED COMPENSATION

The Company follows SFAS 123(R) SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their estimated fair values. The Company recognizes the expense on a straight-line basis over the requisite service period, which is normally the vesting period.

We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

FAIR VALUE MEASURES

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged.  The provisions of Statement No. 157 are to be applied on a prospective basis with the exception of certain financial instruments for which retrospective application is required.  The FASB deferred the effective date for one year for all nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually).  The Company adopted Statement No. 157 effective January 1, 2008, the adoption of which has not affected its financial position or results of operations.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates book value at March 31, 2009 and 2008 due to the short-term nature of these accounts.  The fair value of our debt with JP Morgan Chase Bank, N.A. also approximates book value due to the variable rate of interest charged.  We have three insider loans that bear interest at the fixed annual rate of 12%, maturing June 2010.  The fair value of these loans does not materially differ from book value.  It is management’s opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values. Occasionally, our cash deposits may exceed the FDIC insurable limit.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has incurred recurring net losses, and as of March 31, 2009, has a working capital deficit. Our ability to continue as a going concern is dependent upon our ability to obtain financing for future terminal acquisitions, finance general working capital requirements and fund future operations. Management has plans to seek additional capital through private placement and public offerings of its common stock for future terminal acquisitions. These factors raise doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

3.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Useful Life	March 31, 2009	March 31, 2008
Land		1,313,947	—
Office building & warehouses	40	244,724	—
Improvements	5—40	146,609	—
Dock	30—40	978,325	—
Tanks	40	2,227,023	—
Equipment	5	15,346	—
Office equipment, software & tools	5—30	126,437	—
Construction in Process		492,430	—
Total property, plant and equipment		5,544,841	—
Less: accumulated depreciation		(182,139)	—
Net property, plant and equipment, net		5,362,702	—

Depreciation and amortization expenses related to property, plant and equipment totaled $88,194 and $0 for the periods from December 23, 2008 through March 31, 2009 and the year ended March 31, 2008 (successor company), respectively and $27,746, $101,007, and $110,240 for the period from January 1, 2008 through March 31, 2008; January 1, 2008 through December 22, 2008; and the year ended December 31, 2007.

Additionally, we recorded a loss on storage tank disposal of $902,761. ( See Note 5).

4.	ACQUISITION OF NUSTAR ENERGY’S WESTWEGO, LA STORAGE TERMINAL

On December 23, 2008, BNO acquired and purchased from NuStar Terminals Operations Partnership L.P. (“NuStar”) certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 800,000 barrel chemical storage terminal and other improvements thereon, as well as certain licenses and permits to operate such terminal (collectively, the “Storage Terminal”). The Storage Terminal was purchased by BNO “as-is”. The purchase price for the Storage Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related costs, totaling $119,601. Four of the storage tanks acquired, with a combined shell capacity of about 100,000 barrels are being destroyed.   As a result, they provided no leasable storage capacity and accordingly no value was assigned, or allocated at purchase.  Therefore, the Westwego Terminal has an approximate leasable capacity of 752,000 barrels. Additionally, we will not incur any demolition expenses associated with these tanks, as they will be disassembled by third-party subcontractors for the value of the steel salvaged.

Prior to the acquisition, BNO was a shell company.  As a result, predecessor financial statements are provided in accordance with the SEC Reporting Manual.  Because BNO had limited operating activity prior to the acquisition, no pro forma statements are provided.

The following table sets forth the costs and related initial purchase price allocation of the assets acquired and liabilities assumed resulting from the NuStar Energy Westwego Terminal acquisition.

Cost of the acquisition:
Cash paid from the proceeds of debt	$2,500,000
Cash paid from cash on hand	2,300,000
Cash paid for other acquisition costs	119,601
$4,919,601
Initial purchase price allocation:
Property	$1,313,947
Plant and Equipment	3,577,306
Air and Water Permit	28,348
$4,919,601

5.	LOSS ON STORAGE TANK DISPOSAL

On February 9, 2009 one of our storage tanks developed a minor leak during the introduction product (sulfuric acid) into the tank.  Terminal staff detected the leak and successfully contained it in the designated earthen berm area and immediately contacted all required federal, state and local authorities and agencies about the situation.  Shortly thereafter, we began remediation and cleanup efforts and engaged expert environmental cleanup companies to assist with the process.  While the cleanup effort was ongoing, the product was transferred into rented barges specifically designed for sulfuric acid.

As a result of this leak we recorded a loss on disposal of asset of $902,761 in our consolidated statement of operations for the period December 23, 2008 through March 31, 2009.  Components of this loss are as follows:

Environmental: Clean up & mitigation expenses	$(1,000,668)
Property: Tank disposal	(83,678)
Less: Insurance recovery	181,585
Loss on Disposal of Asset	$(902,761)

Insurance recovery is shown net of a $250,000 deductible.

The underside of the tanks’ steel bottoms, related pumps and values and the surrounding containment areas were damaged when they came in contact with the leaked sulfuric product during the remediation and cleanup process.  The tank bottom was replaced and we have recognized a loss on disposal of tank totaling $83,678.  There were no tank leaks in other periods presented.

6.	LONG TERM DEBT AND RELATED PARTY NOTES PAYABLE

JP Morgan Chase loan agreement

In connection with the Acquisition of the Westwego Terminal, we entered into a loan agreement (the “JPM Loan Agreement”) with JP Morgan Chase Bank, N.A. (“JPM”) in the principal amount of $2,500,000, which matures on March 31, 2014 and bears interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements. Monthly installments of interest only payments began on January 31, 2009 and monthly principle installments of $41,667 commenced on April 30, 2009.

The JPM Loan Agreement is secured by a mortgage on, among other things, BNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements to the facility, as well as BNO’s deposit accounts at JPM. The JPM Loan Agreement includes customary events of default, including, but not limited to, the failure of BNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy of BNO. Upon the occurrence of an event of default, the JPM Loan Agreement will become due and payable automatically and without notice.

The JPM Loan Agreement required BNO to maintain a restricted depository account at JPM with a minimum balance of $500,000, which represents an amount equal to at least twelve months of principal payments due under the agreement. On April 21, 2009, the JPM Loan Agreement was amended to remove the depository account requirement, provided that and so long as (i) the Account continues to be pledged to JPM pursuant to the terms of the Assignment and (ii) commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the Account are applied to pay the scheduled monthly principal installments of $41,667 each that are due and payable under the Term Note.  At March 31, 2009, the balance of this restricted cash account is $500,260.

In addition, the JPM Loan Agreement contains certain restrictive covenants, which among other things limit our ability to make distributions, sell equity interest, incur additional debt, or create liens on our property. The Loan Agreement also contains certain financial covenants, which require us to, beginning March 31, 2010 maintain a fixed charge coverage ratio of less than 1.20 to 1.00. This is defined as the ratio of (1) net income before income taxes, plus amortization, depreciation, interest, rent and operating lease payments less distributions to (2) prior period current maturities of long-term debt and capital leases plus interest, taxes, rent and operating lease payments.

Related party loans

In December 2008, we borrowed $125,000 and $100,000 from Ter Mast Beheer Utrecht, B.V. and Isaac Suder, respectively.  In January 2009 we borrowed $75,000 from No Logo Air, Inc.  On January 20, 2009, we entered into a loan and security agreement, effective January 1, 2009, with Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder, in the principal amount of $125,000, $75,000 and $100,000, respectively (collectively, the “Insider Loans”).  Ter Mast Beheer Utrecht, B.V. and No Logo Air, Inc. are each owned and controlled by Mathijs van Houweninge, a director of BWMS.  Isaac Suder is the father of Michael Suder, a director of BWMS and its President and Chief Executive Officer.  Collectively, Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder are hereinafter referred to as the “Creditors”.

The Insider Loans bear interest at the annual rate of 12%.  Monthly installments of interest only payments began on January 31, 2009 and continue through maturity.  In addition, principal installments of $9,015, $5,409 and $7,212 to Ter Mast Beheer Utrecht B.V., No Logo Air, Inc. and Isaac Suder, respectively, commence on April 30, 2009 and continue through maturity.  All unpaid principal and accrued and unpaid interest on the Insider Loans is finally due and payable on June 30, 2010.

If any amount due and owing pursuant to the Insider Loans is not promptly paid when due, then all installments payable thereon shall, at the option of the respective Creditor, immediately mature, and become due and owing.

In April 2009, the Creditors individually and jointly agreed to grant the Company’s management flexibility in making principal payments, beginning in April 2009, without penalty.

The Insider Loans are secured by a security interest on BWMS’s interest in its wholly owned subsidiary, BNO.

Additionally, BWMS and the Creditors entered into an Intercreditor agreement, whereby the Creditors agreed that in the event of foreclosure on the collateral, referred to above, each Creditor ranks equally amongst themselves.

Future minimum payments under the above third party and related party loan agreements for the next five years and the total amount thereafter are as follows:

Year ending March 31,
2010	$736,365
2011	563,635
2012	500,000
2013	500,000
2014	500,000
Thereafter	0
$2,800,000

There was no debt at March 31, 2008.

7.	INVESTMENT IN SAFELAND STORAGE, LLC.

On June 26, 2008, we purchased a 7% membership interest (comprising 70,000 class A units) in Safeland Storage L.L.C.; a Louisiana limited liability company (“Safeland”) for a purchase consideration of $1,500,000. Contemporaneously therewith, we entered into a Property Purchase Agreement with Safeland and its wholly-owned subsidiary, Future Energy Investments LLC, for the purchase of 435 acres of land in St. John the Baptist Parish, Louisiana, for a purchase price of $20,500,000. The transaction did not close on October 24, 2008, as required by the terms of the Property Purchase Agreement. The Company, Safeland and Future Energy Investments LLC have agreed not to extend the closing date and we will not pursue the purchase or development of this property. Safeland will continue marketing the property and we will be entitled to 7% of the liquidating value of Safeland Storage L.L.C.

As part of our March 31, 2009 fiscal year-end analysis, we obtained from a third-party real estate appraiser a current valuation of our 7% minority investment in Safeland Storage, LLC (Safeland).  The major investment of Safeland is the property located in Garyville, LA, as referenced above.  This property was currently valued at approximately $7,760,000; therefore, our 7% share is valued at about $543,200.  This amount was discounted approximately 25% to reflect our minority management interest and lack of control over the asset; therefore, our investment is currently valued at approximately $407,400.  Accordingly, we have recorded an impairment charge of $1,092,600, which is reflected in the other operating expenses of our Consolidated Statements of Operations for the period December 23, 2008 through March 31, 2009.

8.	SHARE CAPITAL AND STOCK-BASED COMPENSATION

The following table details equity transactions of the Successor which occurred between March 3l, 2008 and December 22, 2008 and are not included in the consolidated statement of equity:

	COMMON STOCK
	NUMBER OF	PAR	ADDITIONAL
	COMMON	VALUE	PAID -IN	ACCUMULATED
	SHARES	$ 0.001	CAPITAL	DEFICIT	TOTAL
Balance, March 31, 2008	24,034,500	$24,035	$131,541	$(158,045)	$(2,469)

Shares issued for services	821,036	821	1,227,312	—	1,228,133

Shares issued for cash, net of offering costs	10,317,100	10,317	5,646,578	—	5,656,895

Shares issued to placement agent for stock offering	960,960	961	(335)	—	626

Additional shares issued in connection with August 2008 offering	8,370,000	8,370	(8,370)	—	—

Net loss	—	—	—	(2,651,721)	(2,651,721)
Balance, December 22, 2008	44,503,596	$44,504	$6,996,726	$(2,809,766)	$4,231,464

COMMON STOCK SALES

From June through August 2008, we issued 2,092,500 shares of restricted common stock for cash proceeds of $4,185,000 in a private placement. In connection with the Offering, we engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of 10% of the gross proceeds of the Offering.

In August 2008, we granted and issued 83,700 shares of restricted common stock at $2.00 per share, to affiliates of Falcon International Consulting Limited for professional services rendered to the Company in connection with the private placement above. The value of these shares was recorded as offering costs.

In December 2008, we entered into certain subscription agreements (collectively, the “December Purchase Agreement”) with certain investors (the “December 2008 Investors”) for the sale of an aggregate of 8,224,600 shares of its common stock, par value $.001 per share, at a purchase price of $0.25 per share for gross proceeds of $2,056,150 (the “December 2008 Offering”). Pursuant to the terms of the December Purchase Agreement the December 2008 Investors are entitled to receive one share of common stock at no additional consideration for each four shares for which they subscribed, resulting in an effective purchase price of $0.20 per share. This resulted in an additional 2,056,150 shares (collectively, the “Free Shares”), in the aggregate which were issued to the purchasers In March of 2009, at no additional consideration, resulting in an aggregate of 10,280,750 shares to be issued to the December 2008 Investors.

In connection with the December 2008 Offering, the Company engaged Falcon Capital Limited to act as placement agent. Falcon Capital secured Purchase Agreements for a total of 5,424,600 shares and received a fee of $135,615, or 10% of the gross proceeds for the portion of the December 2008 Offering attributable to them, as well as 542,460 restricted shares of the Company’s common stock, which it distributed to its affiliates.  One of these affiliates is Mathis van Houweninge, a director of the Company, who received 406,845 shares.

The December 2008 Offering triggered anti-dilution rights of investors in its August 2008 private placement, in which the Company sold an aggregate of 2,092,500 shares for gross proceeds of $4,185,000, par value $.001 per share, at a purchase price of $2.00 per share (the “August 2008 Offering”). The December 2008 Offering entitled investors in the August 2008 Offering to receive an aggregate of approximately 690,000 shares pursuant to their contractual anti-dilution rights. At its meeting on January 28, 2009, the Board of Directors determined to reprice the per share amount paid in the August 2008 Offering to $0.40 per share, which was not contractually required, resulting in an aggregate additional issuance of 8,704,800 shares, which includes an additional 334,800 shares issued to affiliates of Falcon Capital, the placement agent in the August 2008 Offering. The board’s decision to reprice the shares purchased in the August 2008 Offering was based on the $0.25 per share offering price of the December 2008 Offering and the quoted market price of the stock on or near the date of the resolution. Therefore, investors in the August 2008 Offering received four shares of restricted common stock of the Company for every one share purchased in the August 2008 Offering.  The accounting for the issuance of these Free shares followed the character of the initial offering and no expense was recorded.

STOCK-BASED COMPSENATION

In May and June 2008, we issued 821,036 shares of common stock as per employment agreements with directors and officers of the Company for management services and legal services with a value of $1,726,160 and $200,000, respectively. The shares granted for legal services vested immediately and were expensed. The shares granted for management services originally were to vest completely within one year. Therefore, the vesting scheduled was adjusted from a period of twelve months to one of twenty months. In December 2008, the board of directors extended the vesting period of these shares to January 1, 2010. For the period from April 1, 2008 through December 22, 2008, we expensed $1,228,133 related to these grants. During the period December 23, 2008 through March 31, 2009, we expensed $174,147 related to these grants.

On May 7, 2008, the Company issued warrants to purchase 20,000 shares of nonqualified common stock for legal services with an exercise price per share of $2.00 per share.  The fair value of these options was $2,957. The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of options as set forth in the option aggreements; no expected dividend yield; expected volatitlity of 44%; risk-free interest rates of 2.44%; and expected term consistent with the contractual term of the warrants.

In January 2009, we granted 2,283,278 shares of common stock to certain officers of the Company for management services. These shares were valued at $0.29 per share as of the January 2009 grant date; which vests according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $57,272 related to these grants.

Pursuant to the 2008 Plan, in January 2009, we issued 150,000 shares of restricted common stock to the Company’s Chief Financial Officer for management services, valued at $0.29 per share as of such date; which vests according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the Chief Financial Officer is employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $3,763 related to this grant.

Pursuant to the 2008 Plan, in March 2009, we issued 3,000,000 shares of restricted common stock to certain officers of the Company for management services, valued at $0.11 per share as of such date; which vests according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $12,618 related to these grants.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted shares at April 1, 2008	$—	$—
Granted	20,000	2.00
Vested	—	—
Forfeited	—	—

Restricted shares at March 31, 2009	$20,000	$2.00

As of March 31, 2009, there was approximately $1.7 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the 2008 Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On June 9, 2008 the Company entered into a consulting Agreement (the “Lotus Agreement”) with Lotus Fund Inc. for operational, financial and management services. Per the Lotus Agreement, the Company is required to pay $30,000 per month commencing June 9, 2008, and terminating on June 9, 2009, unless terminated by either party in the event of a material breach by providing 15 days notice. In January 2009, the Company and Lotus Fund, Inc. mutually agreed to terminate the “Lotus Agreement”, effective in January 2009; with no party being subject to early termination penalties.

Annually in August, each member of the Company’s Board of Directors is awarded shares of restricted common stock or common stock purchase options as outlined below. Our directors can choose one of the following methods of compensation:

A)  Up to $60,000 in value of shares of the Company’s common stock at the grant date with immediate vesting, or

B)  Stock options equal to double the number of shares of stock equal to $60,000 at the grant date, with immediate vesting.

10.	CONCENTRATION OF RISK

Concentrations of customers in the terminalling industry may impact our overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. We market and sell our services to a broad base of customers and perform ongoing credit evaluations of our customers.  As of June 2009, one customer accounted for over 50% of total revenue.

11	OTHER INCOME

In March 2007, the Predecessor received $8,738,041 in a legal settlement pertaining to damages of the ship dock at the Westwego Terminal that occurred in January 2005.  The proceeds exceeded the recorded receivable by $5,229,891, which is included in other income in our consolidated statements of operations for the year ended December 31, 2007.

12.	PROVISION FOR INCOME TAXES

The Company follows the provisions of SFAS No. 109, “Accounting For Income Taxes,” which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance for any asset for which it is more likely than not will not be realized in the Company’s tax return. An analysis of the Company’s deferred taxes follows:

	2009	2008
Deferred tax liabilities
Fixed assets	$29,587	$—
Prepaid insurance	14,297	—
	43,884	—
Deferred tax assets
Mineral property	—	17,356
Stock-based compensation	495,424	—
Accounts receivable	8,065	—
Net operating loss carryforwards	1,209,623	44,282
Impairment on investment	426,114	—
	2,139,226	61,638
Valuation allowance	(2,095,342)	(61,638)
Deferred income taxes, net	$—	$—

At March 31, 2009, the Company had $3,215,139 of operating loss carryforwards. The net operating loss carryfowards would begin to expire in 2028.  Some of the Company's net operating losses may be limited by section 382 of the Internal Revenue Code due to the change in control that occurred in March of 2008. Statement of Financial Accounting Standards No. 109, Accounting for Income taxes, (SFAS 109) specifies that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will be realized. Accounting rules require that more restrictive criteria be used to consider the book value of deferred assets in instances in which a company has not demonstrated an ability to generate taxable income.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Because there is some uncertainty as to the Company’s ability to generate future taxable income, net operating loss carryforwards have been fully reserved.

13.	SUBSEQUENT EVENTS

On April 29, 2008, the Company entered into a one year supplemental retainer agreement with Milling Benson Woodward, L.L.P. (Milling) wherein, as of April 1, 2009, Milling would accept 50% of its monthly retainer fee payable in the common stock of the Company, with the reminder, payable in cash. Through June 2009, Milling Benson had received 125,001 shares of common stock.

On May 7, 2009, we granted 2,823,528 common stock options to our directors for services rendered.  The options are exercisable at $0.17, vest immediately and have a contractual term of no more than ten years.

On May 2009, the Company issued 60,530 shares of its common stock to an employee in accordance with a termination agreement.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009. The Company has taken the steps described below to remediate such material weaknesses.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2009, our internal control over financial reporting was not effective.

We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2009.

2. Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3. Deficiencies in Segregation of Duties. The limited number of qualified accounting personnel results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to rectify these deficiencies, we have engaged a consulting firm to help us to develop better procedures and appropriate segregation of duties, improvement in the software used to manage our financial processes and increased communications with the audit committee and management to improve oversight and control over the financial reporting process. Our financial accounting staff is actively attending and receiving training. Management is still determining additional measures to remediate deficiencies related to staffing.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed with the Securities and Exchange Commission April 3, 2009 and supplemented on April 15, 2009 for our 2009 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed with the Securities and Exchange Commission April 3, 2009 and supplemented on April 15, 2009 for our 2009 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 12, 2009, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers, and (iv) the Company’s executive officers and directors as a group.  Except otherwise set forth in the notes to the table, the business address of each shareholder is c/o the Company, 660 LaBauve Drive, Westwego, Louisiana 70094.  Information provided as to 5% shareholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Michael D. Suder	3,547,070	(2)	6.71%
Donald St.Pierre	652,287		1.25%
Dale T. Chatagnier	1,371,863		2.63%
Francis (Frank) Marrocco	1,360,964		2.61%
Mathijs van Houweninge	1,332,727	(3)	2.52%
Christopher A. Wilson	825,882	(4)	1.56%
Herbert N. Whitney	705,882	(5)	1.33%
All executive officers and directors as a group (7 persons)	9,796,675		17.80%

(1)  Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of June 1, 2009 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 52,178,555 shares of Common Stock outstanding as of June 12, 2009.

(2) Includes (i) 2,841,188 shares of common stock and (ii) options to purchase 705,882 shares of common stock.

(3)  Includes (i) 626,845 shares of common stock and (ii) options to purchase 705,882 shares of common stock.

(4)  Includes (i) 100,000 shares of common stock, (ii) options to purchase 725,882.

(5)  Includes options to purchase 705,882 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Board of Directors approved the 2008 Incentive Plan on May 7, 2008.  The 2008 Incentive Plan was amended by our Board of Directors in February 2009 to allow for a maximum of 2.5 million shares of common stock to be issued to any single individual employee within any calendar year.  It was again amended on April 14, 2009 to increase the number of shares available for issuance pursuant to it from the greater of: (i) (a) 15% of the number of issued and outstanding shares of common stock as of the first day of the then-current fiscal quarter of the Company, or (b) 5,000,000 shares, to (ii) (x) 17.5% of the number of issued and outstanding shares of common stock as of the first day of the then-current fiscal quarter of the Company, or (y) 5,000,000 shares.  At our annual meeting of stockholders held on May 4, 2009, holders of our common stock as of March 26, 2009 ratified and approved the 2008 Plan as amended.

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, as of June 12, 2009.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,843,528	$0.18	—
Equity compensation plans not approved by security holders	—	—
Total	2,843,528	$0.18

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed with the Securities and Exchange Commission April 3, 2009 and supplemented April 15, 2009 for our 2009 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed with the Securities and Exchange Commission April 3, 2009 and supplemented April 15, 2009 for our 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

A (1)  Financial statements filed as part of this report:

Consolidated balance sheets as of March 31, 2009 and March 31, 2008 (Successor),

Consolidated statements of operations for the period December 23, 2008 through March 31, 2009 (Successor), theyear ended March 31,2008 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor)(Unaudited), the period January 1, 2008 through December 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor)

Consolidate statements of stockholders’ equity for the period December 23, 2008 through March 31, 2009 (Successor)

Statements of net parent investment for the period January 1, 2007 through December 22, 2008 (Predecessor)

Consolidated statements of cash flows for the period December 23, 2008 through March 31, 2009 (Successor), theyear ended March 31,2008 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor)(Unaudited), the period January 1, 2008 through December 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor)

(3) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 2008)
3.2	Bylaws (incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on June 7, 2004)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed June 7, 2004)
4.2*	Blackwater Midstream Corp. 2008 Incentive Plan, as amended (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.3*	Form of Award Agreement for Incentive Stock Options (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.4*	Form of Award Agreement for Nonstatutory Stock Options (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.5*	Form of Award agreement for Stock (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
10.1*	Services Agreement with Christopher Wilson dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 6, 2008)
10.2*	Employment Agreement with Michael Suder, dated May 7, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2008)
10.3*	Employment Agreement with Dale T. Chatagnier, dated May 14, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 16, 2008)
10.4
Placement agent's agreement with Falcon International Consulting Limited, dated May 28, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 19, 2008)

10.5	Membership Interest Purchase Agreement with Safeland Storage, LLC (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed July 15, 2008)
10.6
Purchase and Sale Agreement between Safeland Storage LLC, Future Energy Investments and Blackwater Midstream Corp., dated June 25, 2008 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-KSB filed July 15, 2008)

10.7	$2,500,000 Term Loan with JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 31, 2008).
10.8	Credit Agreement with JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K fled December 31, 2008)
10.9	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 31, 2008)
10.10	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 31, 2008)
10.11
Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P. dated September 25, 2008, as amended  (incorporated by reference to the Company’s Current Reports on Form 8-K filed on September 30, 2008 and November 4, 2008)

10.12	Loan agreement with Ter Mast Beheer Utrecht B.V. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)

10.13	Security agreement with Ter Mast Beheer Utrecht B.V. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.14	Loan agreement with No Logo Air, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.15	Security agreement with No Logo Air, Inc.(incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.16	Loan agreement with Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.17	Security agreement with Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.18
Intercreditor agreement amongst Ter Mast Beheer Utrecht B.V, No Logo Air, Inc. and Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)

10.19	Form of Subscription Agreement for December 2008 Offering (incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2009)
10.20	Form of Subscription Agreement for August 2008 Offering (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed August 19, 2008)
21.1	Subsidiaries of the Registrant
23.1	Consent of Malone & Bailey, PC independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the sarbanes-Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of June 2009.

BLACKWATER MIDSTREAM CORP.

(Registrant)

By:	/S/ MICHAEL D. SUDER
Michael D. Suder
Chief Executive Officer

Date June 26, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL D. SUDER	Chief Executive Officer and Director	June 26, 2009
Michael D. Suder

/S/ DONALD ST.PIERRE	Chief Financial Officer	June 26, 2009
Donald St.Pierre

/S/ HERBERT N. WHITNEY	Director	June 26, 2009
Herbert N. Whitney

/S/ MATHIJS VAN HOUWENINGE	Director	June 26, 2009
Mathijs van Houweninge

/S/ CHRISTOPHER A. WILSON	Director	June 26, 2009
Christopher A. Wilson