Form 10-K/A
period 2009-03-31
Blackwater Midstream Corp.
filed 2009-07-07
CIK 1292518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(504) 340-3000 (Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(B) of the Act: None.
Securities Registered Pursuant to Section 12(G) of the Act: Common Stock, $.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

Portions of the Registrant’s proxy statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed with the Securities and Exchange Commission on April 3, 2009 and supplemented on April 15, 2009, are incorporated by reference into Items 10, 11, 13 and 14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2009, which was originally filed with the Securities and Exchange Commission on June 30, 2009. We are amending Part IV, Item 15 to add exhibit 23.2 , the consent of STS Partners LLP, independent registered public accounting firm to the exhibit list and to file such consent as Exhibit 23.2.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to June 30, 2009, the filing date of the original report, and no other changes have been made to the report.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

A (1)  Financial statements filed as part of this report:

Consolidated balance sheets as of March 31, 2009 and March 31, 2008 (Successor),

Consolidated statements of operations for the period December 23, 2008 through March 31, 2009 (Successor), the year ended March 31,2008 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor) (Unaudited), the period January 1, 2008 through December 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor)

Consolidated statements of stockholders’ equity for the period December 23, 2008 through March 31, 2009 (Successor)

Statements of net parent investment for the period January 1, 2007 through December 22, 2008 (Predecessor)

Consolidated statements of cash flows for the period December 23, 2008 through March 31, 2009 (Successor), the year ended March 31,2008 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor) (Unaudited), the period January 1, 2008 through December 22, 2008 (Predecessor), and the year ended December 31, 2007 (Predecessor)

(3) Exhibits.
Exhibit List

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

10.19	Form of Subscription Agreement for December 2008 Offering (incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2009)
10.20	Form of Subscription Agreement for August 2008 Offering (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed August 19, 2008)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Commission on June 30, 2009)
23.1	Consent of Malone & Bailey, PC independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed with the Commission on June 30, 2009)
23.2	Report of STS Partners LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of July 2009.

BLACKWATER MIDSTREAM CORP.

(Registrant)

By: /S/ MICHAEL D. SUDER Michael D. Suder Chief Executive Officer

Date: July 2, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL D. SUDER	Chief Executive Officer and Director	July 2, 2009
Michael D. Suder

/S/ DONALD ST.PIERRE	Chief Financial Officer	July 2, 2009
Donald St.Pierre

_______________________	Director
Herbert N. Whitney

/S/ MATHIJS VAN HOUWENINGE	Director	July 2, 2009
Mathijs van Houweninge

/S/ CHRISTOPHER A. WILSON	Director	July 2, 2009
Christopher A. Wilson