Form 10-Q
period 2009-06-30
Blackwater Midstream Corp.
filed 2009-08-07
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________________________

FORM 10-Q

_______________________________________________________

|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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
As of August 7, 2009, there were 52,261,889 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

NOTES TO UNAUDITED FINANCIAL STATEMENTS	6

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30, 2009	MARCH 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$133,186	$12,565
Restricted cash	375,544	500,260
Receivables-trade (net of allowance of $0 and $20,680 as of June 30, 2009 and March 31, 2009, respectively)	5,114	21,609
Receivables-other	--	181,585
Prepaid expenses and other current assets	29,117	68,775
Total current assets	542,961	784,794

Investment in Safeland Storage, LLC	407,400	407,400
Property, plant, equipment, net	5,471,212	5,362,702
Total investments and property, plant and equipment net	5,878,612	5,770,102

TOTAL ASSETS	$6,421,573	$6,554,896

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$952,934	$644,919
Accounts payable-related parties	7,068	27,222
Accrued liabilities	93,005	51,652
Deferred revenue	149,683	72,834
Liabilities-disposal of asset	1,206,719	1,215,437
Current portion of long-term debt	500,000	500,000
Current portion of long-term debt-related parties	290,718	236,365
Total current liabilities	3,200,127	2,748,429

Long-term debt
Bank loan	1,875,000	2,000,000
Related party loans	--	63,635
Total long-term debt	1,875,000	2,063,635

TOTAL LIABILITIES	$5,075,127	$4,812,064

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares, issuable in one or more series, no shares issued and outstanding	--	--
Common stock - 200,000,000 shares authorized, $0.001 par value: 52,178,555 and 51,993,024 issued and outstanding at June 30, 2009 and March 31, 2009, respectively	52,179	51,993
Additional paid-in capital	7,966,346	7,237,576
Accumulated deficit	(6,672,079)	(5,546,737)
TOTAL STOCKHOLDERS' EQUITY	1,346,446	1,742,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,421,573	$6,554,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Revenue
Storage	$700,577	$536,937
Other Services	52,071	38,610
Total Revenue	752,648	575,547

Cost of Revenue	(254,808)	(426,854)

GROSS PROFIT	497,840	148,693

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,381,965	81,858
Loss on disposal of asset	121,798	---
Depreciation	81,471	27,599
Total other operating expenses	1,585,234	109,457

Income (Loss) from operations	(1,087,394)	39,236

Interest income	284	-
Interest expenses	(38,232)	-
Income (Loss)	$(1,125,342)	$39,236

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)

Weighted average number of shares
outstanding: basic and diluted	52,096,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	Jun-09	Jun-08

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,125,342)	$39,231
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	81,471	27,599
Stock based compensation	728,956	-

Changes in operating assets and liabilities:
Accounts receivable	198,080	-
Prepaid expenses	39,658	-
Deferred revenue	76,849	-
Accounts payable and accruals	134,925	-
Net cash provided by operating activities	134,597	66,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	124,716
Purchase of property, plant and equipment	(4,410)	-
Net cash used in investing activities	120,306	-

CASH FLOWS FROM FINANCING ACTIVITES:
Net cash repayments to parent	-	(66,830)
Net cash payments to related party debt	(9,282)	-
Net cash payments to bank note	(125,000)	-
Net cash used in financing activities	(134,282)	(66,830)

NET CHANGE IN CASH FOR THE PERIOD	120,621	-
CASH AT BEGINNING OF PERIOD	12,565	-
CASH AT END OF PERIOD	$133,186	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

We were incorporated in the State of Nevada, U.S.A., on March 23, 2004. Our fiscal year end is March 31. On March 18, 2008, we changed our name to Blackwater Midstream Corp. from Laycor Ventures Corp. On September 9, 2008, we formed Blackwater New Orleans, LLC (“BNO”) as a wholly-owned subsidiary of the Company, incorporated in the State of Louisiana. On December 23, 2008, BNO acquired an existing bulk liquid storage terminal in Westwego, LA (“ the Terminal ”) from NuStar Terminals Operations Partnership L.P. (See Note 4)

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., the registrant, our wholly-owned subsidiary Blackwater New Orleans, LLC and to Laycor Ventures Corp.

Predecessor company references herein relate to NuStar Terminals Operations Partnership L.P., the former owner and manager of the storage terminal in Westwego, LA, and its operations at the storage terminal.

BASIS OF PRESENTATION – SUCCECSSOR

The accompanying unaudited consolidated financial statements as of June 30, 2009 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the March 31, 2009 audited financial statements and notes thereto. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain items in 2008 have been reclassified to conform to the 2009 financial statement presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  The results of the operations for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year.

BASIS OF PRESENTATION – PREDECESSOR

These financial statements include the accounts of the Terminal. Historically, financial statements have not been prepared for the Terminal, as it had no separate legal status of existence. The accompanying carve-out financial statements have been prepared to present the statements of financial position of the Terminal and statements of operations and cash flows of the Terminal for inclusion in Blackwater Midstream Corp’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of the Terminal as historically incurred by the Terminal and exclude all other assets, liabilities and operations of NuStar Energy. The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using Terminal-specific information where available and allocations and estimates where data is not maintained on a Terminal-specific basis within its books and records.  Allocations were primarily based on a percentage of revenue adjusted as necessary based on facts and circumstances where a more specific allocation was deemed more appropriate.   Due to the significant amount of allocations and estimates used to prepare these carve-out financial statements, they may not reflect the financial position, cash flows or results of operations of the Terminal in the future or what its operations, cash flows and financial position would have been had the Terminal been operating on a stand-alone basis during the periods presented. These financial statements do not include a carve-out for cash as the operations have historically been fully funded by NuStar Energy.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company had recurring net losses, and as of June 30, 2009, had a working capital deficit. Our ability to continue as a going concern is dependent upon our ability to obtain financing for future terminal acquisitions, finance general working capital requirements and fund future operations. Management has plans to seek additional capital through debt financing, private placement, and public offerings of its common stock for future terminal acquisitions. These factors raise doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

3.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Useful Life	June 30, 2009	March 31, 2009
Land		1,313,947	1,313,947
Office building & warehouses	40	253,963	244,724
Improvements	5—40	146,609	146,609
Dock	30—40	978,325	978,325
Tanks & piping	40	2,593,980	2,227,023
Equipment	5	15,346	15,346
Office equipment, software & tools	5—30	126,437	126,437
Construction in Process		306,215	492,430
Total property, plant and equipment		5,734,822	5,544,841
Less: accumulated depreciation		(263,610)	(182,139)
Net property, plant and equipment, net		5,471,212	5,362,702

Depreciation and amortization expenses related to property, plant and equipment totaled $81,471 and $88,194 for the three month periods ending June 30, 2009 and March 31, 2009, respectively

4.	ACQUISITION OF NUSTAR ENERGY’S WESTWEGO, LA STORAGE TERMINAL

On December 23, 2008, BNO acquired and purchased from NuStar Terminals Operations Partnership L.P. (“NuStar”) certain assets of NuStar, including but not limited to, approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana, including the 852,000 barrel chemical storage terminal and other improvements thereon, as well as certain licenses and permits to operate such terminal (collectively, the “Storage Terminal”). The Storage Terminal was purchased by BNO “as-is”. The purchase price for the Storage Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related costs, totaling $119,601. Four of the storage tanks acquired, with a combined shell capacity of about 100,000 barrels are being dismantled.   As a result, they provided no leasable storage capacity and accordingly no value was assigned, or allocated at purchase.  Therefore, the Westwego Terminal has an approximate leasable capacity of 752,000 barrels. Additionally, we will not incur any demolition expenses associated with these tanks, as they will be disassembled by third-party subcontractors for the value of the steel salvaged.

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

The JPM Loan Agreement required BNO to maintain a restricted depository account at JPM with a minimum balance of $500,000, which represents an amount equal to at least twelve months of principal payments due under the agreement. On April 21, 2009, the JPM Loan Agreement was amended to remove the depository account requirement, provided that and so long as (i) the Account continues to be pledged to JPM pursuant to the terms of the Assignment and (ii) commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the Account are applied to pay the scheduled monthly principal installments of $41,667 each that are due and payable under the Term Note.  At June 30, 2009, the balance of this restricted cash account was $375,544.

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

6.	STOCK-BASED COMPENSATION.

Net income for the three month period ended June 30, 2009 included $697,416 of stock-based compensation costs; all of which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2009, there was approximately $1,230,000 of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of two years.

On April 1, 2009, the Company granted 2,823,528 shares of stock options with a fair value of $435,274 to four directors as follows. The options vested immediately.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant which was $0.17.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions.

Grant-Date Fair Value	$0.17
Expected Term	5
Expected Volatility	148%
Risk-Free Interest Rate	1.79
Expected Dividend Distributions	N/A

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

On April 29, 2008, the Company entered into a one year supplemental retainer agreement with Milling Benson Woodward, L.L.P. (“Milling”) wherein, as of April 1, 2009, Milling agreed to accept 50% of its monthly retainer fee payable in the common stock of the Company, with the remainder, payable in cash.  Through June 2009, Milling had received 125,001 shares of common stock, equal to an expense amount of $21,250; and is scheduled to receive 41,667 additional common shares of the Company during the period of July and August 2009.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended March 31, 2009.

Overview of Company and its Operations

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp. (formerly Laycor Ventures Corp.), the registrant, our wholly owned subsidiary Blackwater New Orleans, LLC and to Laycor Ventures Corp.

Predecessor company references herein are referring to NuStar Terminals Operations Partnership L.P. (“NuStar”), the former owner and manager of the storage terminal in Westwego, LA, and their operations at the storage terminal.

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

As of June 30, 2009 our asset portfolio and operations consisted of the Westwego Terminal.  The above-the-ground storage tanks at the Westwego Terminal range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.  Our operations support many different commercial customers including refiners and chemical manufacturers.  The diversity of our customer base, lends to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

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

As of June 30, 2009 we had leased approximately 440,000 barrels of storage, for a storage utilization rate of over 58%.  The products currently stored at the storage terminal are lubricating oils, crude naphthenic acid, 50% diaphragm grade caustic and sulfuric acid.  Our utilization rate is expected to increase to approximately 72% in August 2009 due to recently signed agreements for additional long-term storage.

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

Our current business model is to increase the utilization of the existing storage tanks at the Westwego Terminal and to construct additional storage tanks at the terminal site as needed.  In July 2009, we announced our plans to add up to 120,000 barrels of new capacity on existing tank foundations.

Additionally, we plan to pursue the acquisition of other underachieving, underutilized storage terminals through asset purchases and management agreements. We believe the considerable experience of the Company’s management team will be a key factor in transitioning underperforming terminals into viable profit centers. We expect these acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

Results of Operations

For the Three Month Period Ended June 30, 2009 and June 30, 2008.

We became an operational entity when we acquired the Westwego Terminal on December 23, 2008.  For the period ended June 30, 2008, the Westwego Terminal was owned and operated by the predecessor company.

THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS INDICATED, CERTAIN OPERATING INFORMATION EXPRESSED

THREE MONTHS ENDED JUNE 30, 2009
COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

	THREE MONTHS ENDED JUNE 30,
	2009	2008
	Successor	Predecessor
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue	$752,648	$575,547
Costs and Expenses:
Costs of revenue	254,808	426,854
Selling, general and administrative	1,381,965	81,858
Depreciation	81,471	27,599
Total costs and operating expenses	1,718,244	536,311
Profit (Loss) from operations	(965,596)	39,236
Interest income	284	--
Interest expenses	(38,232)	--
Loss on disposal of asset	(121,798)	--
Net Profit/(Loss) from Operations	$(1,125,342)	$39,236

Revenues-Storage Leases. For the three month period ended June 30, 2009 storage tank revenues totaled approximately $701,000; averaging approximately $233,500 per month.  This is a 14% increase from the previous three month period average of approximately $205,000.  This increase is due to a mix of barrels leased, lease rates and number of customer lease contracts.  During the three month predecessor period ended June 30, 2008 storage tank revenues totaled approximately $537,000, averaging approximately $179,000 per month.

Revenues-Ancillary Services. Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  For the period ended June 30, 2009 ancillary revenues totaled approximately $52,000. During the three month predecessor period ended June 30, 2008 ancillary revenues totaled approximately $39,000.

Costs of Revenues. For the three month period ended June 30, 2009 the cost of revenues totaled approximately $255,000; which is consistent with our previous operating periods.  For the three month predecessor period ended June 30, 2008 costs of revenues were approximately $427,000.  The variance between our costs of revenues and the predecessor’s costs of revenues is primarily attributable to one-time repair and maintenance charges by the predecessor and differences in the method of coding some labor related costs.  The predecessor coded all terminal managerial costs to costs of revenues; whereas, we distinguish managerial labor costs between costs of revenues and administrative expenses.

Gross profit for the three month period ended June 30, 2009 was approximately $498,000 or 66% of revenues as compared to the predecessor’s three month period ended June 30, 2008 of approximately $149,000 or 26% of revenues.

Selling, General and Administration Expenses (SG&A). Our consolidated SG&A expenses of approximately $1,382,000 for the three month period ended June 30, 2009 were significantly higher, by approximately $1,300,000, than those SG&A expenses reported for the predecessor for the three month period ended June 30, 2008 of approximately $82,000.  Our SG&A expenses include expenses relate to owning, managing, and operating our corporate organization and the Westwego terminal; which includes executive management salaries, executive management non-cash compensation (restrictive stock grants), director non-cash compensation (stock option grants), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed by the predecessor company to the terminal’s operations.  The table below outlines these differences.

	Successor		Predecessor
	For the Three Month Period Ended		For the Three Month Period Ended
	June 30, 2009		June 30, 2008
Selling, General & Administrative Expenses:
Management Salaries	$247,969	18%	$—	0%

Management, Director & Services Share-based Compensation	697,417	50%	—	0%

Professional Fees	217,304	16%	—	0%

Insurance-Business	81,818	6%	10,740	13%

Other SG&A Expenses	137,457	10%	71,118	87%

Total SG&A Expenses	$1,381,965	100%	$81,858	100%

Three of our SG&A expense categories decreased for the three month period ended June 30, 2009; as compared to our previous three month period ended March 31, 2009.  Management Salaries decreased approximately $61,000, or 20%, due to a reduction in staff.  Insurance was approximately the same; and Other SG&A expenses decreased approximately $133,500, or 49%, due to a reduction in company set-up expenses and a reduction in travel expenses.

Our SG&A expense category for Management, Director and Services Share-based Compensation was $697,416 for the three month period ended June 30, 2009, and was $242,907 for our previous three month period ended March 31, 2009.   This increase was primarily attributed to the expensing of August 2008 director stock option share-based compensation of $435,274; which the Company’s Board of Directors approved in January 2009 as per the Company’s 2008 Incentive Plan, effective during the period ended June 30, 2009.

Professional Fees increased approximately $13,000, or 6%, for the period ended June 30, 2009 as compared to the previous three month period ended March 31, 2009; due to an increase in audit and legal fees.

Depreciation. Our consolidated depreciation expense for the three month period ended June 30, 2009 was approximately $82,000; approximately 3 times higher than the predecessor’s depreciation expense of approximately $28,000 for the three month period ended June 30, 2008.  This was due to a step-up in the value of the property, plant and equipment assets, based on the amount we actually paid upon the acquisition of the Westwego Terminal and different values of the estimated life of the assets.

Interest Expense. We recorded approximately $38,000 in interest expense for the three month period ended June 30, 2009; whereas the predecessor did not record any interest expense.  The majority, approximately $30,000, of our consolidated interest expense was related to our loan agreement with JPMorgan Chase Bank associated with our acquisition of the Westwego Terminal.  The remainder of approximately $8,000 relates to our related party loans.

Loss on Disposal of Asset. Pertaining to the tank leak incident at the Westwego, LA terminal in February 2009, we have recorded the amount due from our insurance carrier and the expenses we have incurred as of March 31, 2009 in the consolidated statement of operations.  During the period ended June 30, 2009, we collected the recorded amount due from our insurance carrier and we recorded additional expenses incurred of $122,544.  During the period ended June 30, 2008, the predecessor did not have any such activities.  The table below summarizes amounts related to this incident.

We are continuing to work closely with our insurance carriers and have retained legal advice to obtain reimbursement for expenses related to this incident.  We have not recorded any contingent reimbursement income in our consolidated statement of operations for the period ended June 30, 2009.

	Successor	Successor	Predecessor
	For the period	For the period	For the period
	Ended June 30,	Ended March 31,	Ended June 30,
	2009	2009	2008
Pollution Insurance: Clean up & mitigation reimbursement less deductible of $250,000	$--	$181,585	$--
Pollution: Clean up & mitigation expenses	(122,544)	(1,000,668)	--
Property: Tank disposal	--	(83,678)	--
Loss on Disposal of Asset	$(122,544)	$(902,761)	$--

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying consolidated financial statements for the three month period ended June 30, 2009, we have incurred a net loss; we have negative working capital, and an accumulated deficit. However, our operation at the newly acquired terminal in Westwego, LA continues to expand with increasing revenues and is generating industry accepted gross margins.  Management is aware that our corporate and administrative overhead is designed and structured to accommodate and manage multiple storage terminals.

Our ability to continue as a going concern is dependent upon our ability to obtain financing for future terminal acquisitions, financing for general working capital requirements and upon future profitable operations from the operations of our storage terminal(s). Management will seek additional capital through debt financing, private placement, and public offerings of our common stock for future terminal acquisitions. These factors raise substantial doubt regarding our ability to continue as a going concern.

The predecessor, for the three month period ended June 30, 2008, did produce positive cash flow from operations of approximately $67,000, which was returned to its parent corporation.

As of June 30, 2009, our total assets were $6,421,573 and our total liabilities were $5,075,127.   For the three month period ended June 30, 2009 our total assets decreased approximately $133,000; as we collected accounts receivable more effectively, but then used the cash to reduce debt and current liabilities, and invested in property, plant and equipment.

For the three month period June 30, 2009 our total current liabilities increased approximately $452,000; while our long-term debt decreased approximately $189,000, resulting in a net increase in total liabilities of approximately $263,000.  Our total current liabilities increased due to increased accounts payables and accrued liabilities mostly associated with our insurance incident, an increase in the amount of advance collection of accounts receivable (deferred revenue), and an increase in the current portion of long-term debt.  Our long-term debt decreased as we paid monthly installments on debt.

At June 30, 2009, we had negative working capital of $2,657,166; as compared to negative working capital of $1,963,635 as of March 31, 2009.  This decrease in working capital is attributable to our use of existing cash to reduce debt, while our accounts payables, accrued liabilities and current portion of long-term debt increased.

At June 30, 2009, we had cash totaling approximately $509,000, of which approximately $376,000 was restricted as per our agreement with JPMorgan Chase.  As of March 31, 2009 our cash totaled approximately $513,000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.   CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30 2009.

(b)   Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

On April 21, 2009, JPM and the Company agreed to amend its Credit Agreement, in which the Company initially agreed, at all times, to maintain in an account (the “JPM Account”) at JPM an amount equal to at least twelve (12) months of principal due and payable under the Term Note.  The agreed amendment waives this minimum balance requirement, provided that and so long as (i) the JPM Account continues to be pledged to JPM pursuant to the terms of the Assignment and (ii) commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the JPM Account are applied to pay the scheduled monthly principal installments of $41,667 each that are due and payable under the Term Note. The balance in this account as of June 30, 2009 was $375,544.  Principal payments have been made according to this arrangement for April, May, June, and July of 2009.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 4, 2009 we held an annual meeting of stockholders for the fiscal year ended March 31, 2009.  At the meeting, the stockholders voted, in person and by proxy, on the following proposals:

(1)	To elect a board of four directors;
(2)	To approve the Blackwater Midstream Corp. 2008 Incentive Plan, as amended; and
(3)	To ratify the appointment of Malone & Bailey, PC as the independent auditors of the Company for the fiscal year ending March 31, 2009.

The following proposals were adopted by the respective margins indicated:

1.     To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Michael D. Suder	29,337,966	314,500
Herbert Whitney	29,337,211	315,255
Mathijs van Houweninge	29,337,966	314,500
Christopher Wilson	29,337,211	315,255

2.     Ratification of the Blackwater Midstream 2008 Incentive Plan as amended.

For	28,025,915
Against	354,700
Abstain	12,500
Broker non-vote	1,259,351

3.     Ratification of Malone & Bailey, PC as the independent auditors of the Company for the fiscal year ending March 31, 2009.

For	29,352,466
Against	250,000
Abstain	50,000

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS. THE FOLLOWING DOCUMENTS ARE INCLUDED HEREIN:

EXHIBIT NO.	DOCUMENT DESCRIPTION

5.1	Amendment to Credit Agreement with JP Morgan Chase Bank, N.A.
5.2	Credit Agreement with JP Morgan Chase Bank, N.A. (1)
5.3	$2,500,000 term loan with JP Morgan Chase Bank, N.A.(1)
5.4	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (1)
5.5	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________
(1)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2009.

BLACKWATER MIDSTREAM CORP. BY: /s/ Michael D. Suder Michael D. Suder Chief Executive Officer BY: /s/ Donald St. Pierre Donald St. Pierre Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

5.1	Amendment to Credit Agreement with JP Morgan Chase Bank, N.A.
5.2	Credit Agreement with JP Morgan Chase Bank, N.A. (1)
5.3	$2,500,000 term loan with JP Morgan Chase Bank, N.A.(1)
5.4	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (1)
5.5	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________
(1)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.