Form 10-Q
period 2009-09-30
Blackwater Midstream Corp.
filed 2009-11-12
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________________________

FORM 10-Q

_______________________________________________________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51403

BLACKWATER MIDSTREAM CORP.
(Exact name of small business issuer in its charter)

NEVADA	26-2590455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of November 12, 2009, there were 53,301,039 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

NOTES TO UNAUDITED FINANCIAL STATEMENTS	6

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	MARCH 31,
	2009	2009
ASSETS

CURRENT ASSETS:
Cash	$61,505	$12,565
Restricted cash	1,910,754	500,260
Receivables-trade (net of allowance of $0 and $20,680 as of September 30, 2009 and March 31, 2009, respectively)	49,246	21,609
Receivables-other	250,000	181,585
Deferred financing charges	311,031	-
Prepaid expenses and other current assets	75,138	68,775
Total current assets	2,657,674	784,794

Investment in Safeland Storage, LLC	-	407,400
Property, plant, equipment, net	6,147,530	5,362,702

TOTAL ASSETS	$8,805,204	$6,554,896

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$1,233,829	$644,919
Accounts payable-related parties	-	27,222
Accrued liabilities	238,467	51,652
Deferred revenue	813,184	72,834
Liabilities-disposal of asset	805,338	1,215,437
Current portion of long-term liabilities	500,000	500,000
Current portion of long-term liabilities-related party loans	238,498	236,365
Total current liabilities	3,829,316	2,748,429

Long-term liabilities
Bank loan	1,750,000	2,000,000
Related party loans	-	63,635
Related party convertible debt subscriptions	150,000	-
Convertible debt subscriptions	1,510,000	-
Total long-term liabilities	3,410,000	2,063,635

TOTAL LIABILITIES	7,239,316	4,812,064

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares,
issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value:
52,795,797 and 51,993,024 issued, outstanding and subscribed at September 30, 2009 and March 31, 2009, respectively	52,796	51,993
Additional paid-in capital	8,407,288	7,237,576
Accumulated deficit	(6,894,196)	(5,546,737)
TOTAL STOCKHOLDERS' EQUITY	1,565,888	1,742,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,805,204	$6,554,896

The accompanying notes are an intergral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue
Storage	$907,317	$513,396	$1,607,894	$1,050,333
Other Services	109,550	74,633	161,621	113,243
Total Revenue	1,016,867	588,029	1,769,515	1,163,576

Cost of Revenue	275,963	380,048	530,771	806,902

GROSS PROFIT	740,904	207,981	1,238,744	356,674

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,102,458	79,318	2,484,423	161,176
Depreciation	84,960	27,366	166,431	54,965
Total other operating expenses	1,187,418	106,684	2,650,854	216,141

Income (loss) from operations	(446,514)	101,297	(1,412,110)	140,533

Gain on insurance settlement	252,292	-	130,494	-
Interest income	210	-	494	-
Interest expenses	(28,105)	-	(66,337)	-
Income (loss)	$(222,117)	$101,297	$(1,347,459)	$140,533

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)		$(0.03)

Weighted average number of shares
outstanding: basic and diluted	52,425,969		52,261,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	Sep-09	Sep-08
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,347,459)	$140,533
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	166,431	54,965
Impairment of investment	82,400	-
Stock based compensation	1,027,764	-

Changes in operating assets and liabilities:
Accounts receivable	(96,052)	-
Prepaid expenses	(174,644)	-
Deferred revenue	740,350	-
Accounts payable and accruals	(365,374)	-
Net cash provided by operating activities	33,416	195,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	(1,410,494)	-
Proceeds from investments	325,000	-
Purchase of property, plant and equipment	(247,480)	-
Net cash used in investing activities	(1,332,974)	-

CASH FLOWS FROM FINANCING ACTIVITES:
Cash repayments to parent	-	(195,498)
Cash proceeds from convertible debt raise	1,660,000	-
Net cash payments to related party debt	(61,502)	-
Cash payments to bank note	(250,000)	-
Net cash provided by (used in) financing activities	1,348,498	(195,498)

NET CHANGE IN CASH FOR THE PERIOD	48,940	-
CASH AT BEGINNING OF PERIOD	12,565	-
CASH AT END OF PERIOD	$61,505	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

We were incorporated in the State of Nevada, U.S.A., on March 23, 2004. Our fiscal year end is March 31. On March 18, 2008, we changed our name to Blackwater Midstream Corp. from Laycor Ventures Corp. On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BNO”) as a wholly-owned subsidiary of the Company, organized in the State of Louisiana. On December 23, 2008, BNO acquired an existing bulk liquid storage terminal in Westwego, LA (“the Westwego Terminal” or “Terminal”) from NuStar Terminals Operations Partnership L.P. (“NuStar”.)

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., the registrant, our wholly-owned subsidiary Blackwater New Orleans, L.L.C. and to Laycor Ventures Corp.

Predecessor company references herein relate to NuStar Terminals Operations Partnership L.P., the former owner and manager of the storage terminal in Westwego, LA, and its operations at the storage terminal.

BASIS OF PRESENTATION – SUCCESSOR

The accompanying unaudited consolidated financial statements as of September 30, 2009 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the March 31, 2009 audited financial statements and notes thereto. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2008 have been reclassified to conform to the 2009 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  The results of operations for the three-month and six-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year.

BASIS OF PRESENTATION – PREDECESSOR

These financial statements include the accounts of the Terminal. Historically, financial statements have not been prepared for the Terminal, as it had no separate legal status of existence. The accompanying carve-out financial statements have been prepared to present the statements of financial position of the Terminal and statements of operations and cash flows of the Terminal for inclusion in Blackwater Midstream Corp’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of the Terminal as historically incurred by the Terminal and exclude all other assets, liabilities and operations of NuStar. The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using Terminal-specific information where available, and allocations and estimates where data was not maintained on a Terminal-specific basis within its books and records.  Allocations were primarily based on a percentage of revenue adjusted as necessary based on facts and circumstances where a more specific allocation was deemed more appropriate.   Due to the significant amount of allocations and estimates used to prepare these carve-out financial statements, they may not reflect the financial position, cash flows or results of operations of the Terminal in the future or what its operations, cash flows and financial position would have been had the Terminal been operating on a stand-alone basis during the periods presented. These financial statements do not include a carve-out for cash as the operations have historically been fully funded by NuStar.

REVENUE RECOGNITION

Revenues for third-party terminals include storage tank lease fees, whereby a customer agrees to pay for a certain amount of tank storage over a certain period of time; and throughput fees, whereby a customer pays a fee based on volumes moving through the terminal.  At our terminal, we can also offer and provide blending, handling, filtering and certain other ancillary services.  Revenue from storage tank lease fees are recognized ratably, which is typically monthly, over the term of the lease.  Revenue from throughput fees and ancillary fees are recognized as services are provided to the customer.  For services that are billed and collected in advance, revenues are deferred until the period in which the services are provided.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update of Accounting Standards Codification 105, “Generally Accepted Accounting Principles” (“ASC 105”) which establishes the FASB Accounting Standards Codification TM (the “ASC”).  The ASC is the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative. While the ASC does not change GAAP, it introduces a new structure that reorganizes the GAAP pronouncements into accounting topics. All content of the ASC carries the same level of authority.  The ASC is effective for our financial statements as of September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (now ASC 855) which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009. We evaluated subsequent events through November 12, 2009, which represents the date our financial statements were issued.

2.  STOCK-BASED COMPENSATION.

Net income for the three-month and six-month periods ended September 30, 2009 included $298,808 and $1,027,764 respectively of stock-based compensation costs; all of which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2009, there was approximately $961,777 of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of approximately two years.

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

Grant-Date Fair Value	$0.17
Expected Term	5
Expected Volatility	48%
Risk-Free Interest rate	1.79
Expected Dividend Distributions	N/A

3.  COMMITMENTS AND CONTRACTUAL OBLIGATIONS.

The Company’s 2008 Incentive Plan allows annually, in August, each member of the Company’s Board of Directors to be awarded shares of restricted common stock or common stock purchase options as outlined below. The Plan allows directors to choose one of the following methods of compensation:

A)  Up to $60,000 in value of shares of the Company’s common stock at the grant date with immediate vesting, or

B)  Stock options equal to double the number of shares of stock equal to $60,000 at the grant date, with immediate vesting.

As of August, 2009 and currently, our 2008 Incentive Plan does not have adequate shares available to issue or grant shares or options to the Board of Directors.  The Company is currently evaluating alternatives to fund the 2008 Incentive Plan and also funding for future incentive plans

On April 29, 2009, the Company entered into a one year supplemental retainer agreement with Milling Benson Woodward, L.L.P. (“Milling”) wherein, as of April 1, 2009, Milling agreed to accept 50% of its monthly retainer fee payable in the common stock of the Company, with the remainder, payable in cash.  Through September 2009, Milling had received 250,002 shares of common stock, equal to an expense amount of $57,917; and is scheduled to receive 83,334 additional common shares of the Company during the period of October and November 2009.

4.  REDEMPTION OF SAFELAND STORAGE, L.L.C. INVESTMENT

On September 4, 2009, the Company completed the redemption of its seven percent (7%) interest in Safeland Storage, L.L.C  (“Safeland”), represented by 70,000 Class A units of Safeland membership interest.

The Company received $325,000 for its 7% interest in Safeland, resulting in a loss of $82,400 for the three months ended September 30, 2009. Previously, in its Annual Report on Form 10-K, for the fiscal year ended March 31, 2009, the Company recorded an impairment charge of $1,092,600 based on an independent third party appraisal.

5.  PRIVATE OFFERING OF CONVERTIBLE DEBT

The Company engaged in a private offering of $2,250,000 of convertible debt (the “September 2009 Offering”) of the Company.  As of September 30, 2009, the Company received subscription agreements and collected funds in the amount of $1,660,000.  As of November 12, 2009, the Company had received subscription agreements and collected funds in the amount of $3,001,033, related to the September 2009 Offering.

As a result if the oversubscription to the September 2009 Offering, the Company has elected to increase the amount of the Offering to $3,001,033, and accept all subscriptions received by the Company.

The relevant provisions contained in the subscription agreement for the September 2009 convertible debt private offering are as follows:

The closing date was October 15, 2009 and the maturity date is October 15, 2011.  Interest will be earned at 10% per annum; to be paid quarterly, beginning on January 15, 2010.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

The Company intends to use the proceeds of the September 2009 Offering to partially fund the construction of 150,000 barrels of new tanks on existing foundations, and to partially fund the reconstruction of a ship dock at the Westwego Terminal.  The balance of the net proceeds will be used for general and administrative costs of the business and working capital.  Shares of the Company’s common stock obtained through the conversion option are “restricted securities” and may only be transferred pursuant to registration, qualification, or exemption under applicable United States and states securities laws.

US GAAP requires that, if certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments.  The Company has evaluated the conversation options on the convertible debt and has determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded.

The Company engaged Falcon Capital to secure and assist with the September 2009 offering.  As of September 30, 2009, Falcon Capital had earned a cash fee of $142,750 and a fee payable in common stock of the Company in the same amount.  These fees are included in the deferred financing costs in the consolidated balance sheet as of September 30, 2009 and will be amortized to interest expense over the term of the convertible notes using the effective interest method.  As of November 12, 2009, for its services, Falcon Capital has earned a cash fee of $265,103 and 914,149 restricted shares of the Company’s common stock, valued on October 15, 2009 at $0.29 per share which is equal to $265,103.

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

Overview of Company and its Operations

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp. (formerly Laycor Ventures Corp.), the registrant, our wholly owned subsidiary Blackwater New Orleans, L.L.C. and to Laycor Ventures Corp.

Predecessor company references herein are referring to NuStar Terminals Operations Partnership L.P. (“NuStar”), the former owner and manager of the storage terminal in Westwego, LA, and their operations at the storage terminal.

Commencing in May 2008, we hired new management and changed our business plan to become an independent developer, manager and acquirer of bulk liquid fuel and chemical storage facilities. Prior to that time, we were engaged in the exploration of a single oil and gas property containing two claims relating to mineral rights in British Columbia, Canada.

General.  We were incorporated in the State of Nevada on March 23, 2004.  We changed our name from Laycor Ventures Corp. to Blackwater Midstream Corp. on March 18, 2008 and on March 21, 2008, a change in the ownership and management control of the Company occurred.  At that time, we changed our business objective to become an independent developer and manager of third-party fuel, agricultural and chemical bulk liquid storage terminals. Commencing in May 2008 we hired new management and appointed a new board of directors.

Westwego Terminal Operations.   On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BNO”), a Louisiana limited liability company, as a wholly owned subsidiary of the Company, to acquire the Westwego Terminal.

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related expenses. At purchase, the Westwego Terminal had an approximate leasable capacity of 752,000 barrels.

As of September 30, 2009 our asset portfolio and operations consisted of the Westwego Terminal.  The above-the-ground storage tanks at the Westwego Terminal range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.  Our operations support many different commercial customers, including refiners and chemical manufacturers.  The diversity of our customer base, lends to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

Our income is derived from tank leasing, throughput charges for receipt and delivery options and other services requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options. Cash generated from the operations at the Westwego Terminal is our primary source of liquidity for funding debt service, maintenance, and small-scale potential capital expenditures.  Based on long-term contracts, we would seek debt financing to fund larger-scale capital expenditures.

At the Westwego Terminal, we generally receive our customer’s liquid product by river barge at our Mississippi River barge dock.  The product is transferred from barges to the leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

As of September 30, 2009 we had leased approximately 540,000 barrels of storage, for a storage utilization rate of approximately 72%.  The products currently stored at the storage terminal are lubricating oils, 50% grade caustic and sulfuric acid.  Our utilization rate is expected to increase to over 85% by the end of December 2009 due to recently signed agreements for additional long-term storage.  This expected utilization rate of approximately 85% is considering the increase in storage tank capacity of approximately 100,000 barrels currently under construction.

Safeland Storage Investment and Redemption. On September 4, 2009, the Company completed the redemption of its seven percent (7%) interest in Safeland Storage, L.L.C  (“Safeland”), represented by 70,000 Class A units of Safeland membership interest.

The Company received $325,000 for its 7% interest in Safeland, resulting in a loss of $82,400 for the three months ended September 30, 2009. Previously, in its Annual Report on Form 10-K, for the fiscal year ended March 31, 2009, the Company recorded an impairment charge of $1,092,600 based on an independent third party appraisal.

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

Our current business model is to continue to increase the utilization rate of the existing storage tanks at the Westwego Terminal and to construct additional storage tanks at the terminal site as needed.  In July 2009, we announced our plans to add up to 120,000 barrels of new capacity on existing tank foundations. In September 2009, we updated these plans from 120,000 barrels to 150,000 barrels based on signing a five-year storage contract.  Current construction plans call for two of the 50,000 barrel steel tanks to be erected and ready for leasing by the end of December 2009 and the third 50,000 barrel steel tank to be erected and ready for leasing by the end of April 2010.  We are also in the permitting and engineering stage of constructing a new Mississippi River ship dock, with scheduled completion by the end of April 2010.  The addition of the Mississippi River ship dock to our Westwego Terminal facilities will greatly increase our potential for servicing a larger range and number of customers and their products.

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

Results of Operations

For the Three-Month and Six-Month Periods Ended September 30, 2009 and September 30, 2008.

We became an operational entity when we acquired the Westwego Terminal on December 23, 2008.  For the period ended September 30, 2008, the Westwego Terminal was owned and operated by the predecessor company.

Revenues-Revenues from storage terminal facilities are derived from two mains areas of operation: recurring contractual storage tank lease fees and monthly ancillary services. The following is a discussion about each.

Revenues-Storage Leases. The Company’s storage tank revenues for the three-month period ended September 30, 2009 totaled approximately $907,000; averaging approximately $302,000 per month.  This is a 29% increase from the previous three-month period average of approximately $233,500.  This rise is due mainly to an increase in the number of customers with lease contracts during the last quarter.  The Company’s storage tank revenues for the three-month period ended September 2009 is approximately 77% higher than the predecessor’s storage tank revenues for the three-month period ended September 2008.

During the three-month period ended September 30, 2008 the predecessor’s storage tank revenues totaled approximately $513,000, averaging approximately $171,000 per month.

The Company’s storage tank revenues for the six-month period ended September 30, 2009 totaled approximately $1,608,000; averaging approximately $268,000 per month.  This is approximately a 15% increase from the previous three-month period average of approximately $233,500.  This rise is due mainly to an increase in the number of customers with lease contracts.  The successor’s storage tank revenues for the six-month period ended September 2009 is approximately 53% higher than the predecessor’s storage tank revenues for the six-month period ended September 2008.

During the six-month period ended September 30, 2008 the predecessor’s storage tank revenues totaled approximately $1,050,000, averaging approximately $175,000 per month.

Management monitors the utilization rate of the leasable storage tanks at the Westwego Terminal each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the storage tank utilization rate was 38%.  As of September 30, 2009, the storage tank utilization rate was approximately 72%.  See the table below for the month-to-month utilization percentage.  Management attributes this approximate 90% increase in the utilization rate to aggressive marketing of the terminal location, services, and capacity and to management’s industry associations.

Sep 2009 = 71.8%
Aug 2009 = 71.8%
Jul 2009 = 65.6%
Jun 2009 = 56.4%
May 209 = 55.9%
Apr 2009 = 56.9%
Mar 2009 = 57.8%
Feb 2009 = 57.8%
Jan 2009 = 57.8%
Dec 2008 = 38.0%

Revenues-Ancillary Services. Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  The Company’s ancillary revenues for the three-month period ended September 30, 2009 totaled approximately $110,000 or approximately 47% more than the predecessor’s ancillary revenues. The predecessor’s ancillary revenues during the three-month period ended September 30, 2008 totaled approximately $75,000.

The Company’s ancillary revenues for the six-month period ended September 30, 2009 totaled approximately $162,000 or approximately 43% more than the predecessor’s ancillary revenues. The predecessor’s ancillary revenues during the six-month period ended September 30, 2008 totaled approximately $113,000.

Cost of Revenues. The Company’s cost of revenues for the three-month period ended September 30, 2009 totaled approximately $276,000 or 27% of revenues; which is consistent with our previous operating periods.  The predecessor’s costs of revenues for the three-month period ended September 30, 2008 were approximately $380,000 or 65% of revenues.  The variance between our cost of revenues and the predecessor’s cost of revenues is primarily attributable to one-time repair and maintenance charges by the predecessor and differences in the method of classifying some labor related costs.  The predecessor classified all storage terminal managerial cost to cost of revenues; whereas, the Company distinguishes managerial labor costs between cost of revenues and administrative expenses.

The Company’s gross profit for the three-month period ended September 30, 2009 was approximately $741,000 or 73% of revenues as compared to the predecessor’s three-month period ended September 30, 2008 of approximately $208,000 or 35% of revenues.

The Company’s cost of revenues for the six-month period ended September 30, 2009 totaled approximately $531,000 or 30% of revenues.  The predecessor’s costs of revenues for the six-month period ended September 30, 2008 were approximately $807,000 or 69% of revenues.

The Company’s gross profit for the six-month period ended September 30, 2009 was approximately $1,239,000 or 70% of revenues as compared to the predecessor’s six-month period ended September 30, 2008 of approximately $357,000 or 31% of revenues.

Selling, General and Administration Expenses (SG&A). The Company’s consolidated SG&A expenses of approximately $1,102,000 for the three-month period ended September 30, 2009 and the expenses of approximately $2,484,000 for the six-month period ended September 30, 2009 were significantly higher, by approximately $1,023,000 and $2,323,000, respectively, than those SG&A expenses reported for the predecessor for the three-month period ended September 30, 2008 of approximately $79,000 and expenses for the six-month period ended September 30, 2008 of approximately $161,000.

The Company’s SG&A expenses include expenses relate to owning, managing, and operating our corporate organization and the Westwego Terminal; which includes executive management salaries, executive management non-cash compensation (restrictive stock grants), director non-cash compensation (stock option grants), expenses related to being a public company and other professional fees, insurance, impairment on investments and other expenses that were not allocated or expensed by the predecessor’s parent company to the terminal’s operations.  The table below outlines these differences.

	For the Three-Month Period Ended September 30,	For the Six-Month Period Ended September 30,
	Successor	Successor
	2009	2009
Selling, General & Administrative Expenses:
Management Salaries	$247,968	$495,937

Management, Director & Services Share-based Compensation	262,141	959,557

Professional Fees	300,070	517,374

Insurance-Business	82,320	164,138

Other SG&A Expenses	209,959	347,417

Total SG&A Expenses	$1,102,458	$2,484,423

The Company’s average monthly SG&A expenses, for both the three-month and six-month periods ended September 2009, were relatively unchanged for each category, when excluding one-time and/or non-monthly recurring expenses.

✓	Management salaries (including payroll burden) averaged approximately $83,000 per month.
✓	Management, director and services non-cash, share-based compensation, excluding $435,274 for director options expensed in the 1st quarter, averaged approximately $87,000 per month.
✓	Professional fees, excluding $100,000 for annual director fees expensed in August 2009, averaged approximately $68,000 per month.
✓	Business insurance for both periods averaged approximately $27,000 per month.
✓	Other SG&A expenses, excluding an investment impairment expense in September 2009 of $82,400, averaged approximately $43,000 per month.

In summary, the Company’s average SG&A expenses have been and are currently averaging approximately $308,000 per month.  This is compared to the predecessor’s average SG&A expenses of approximately $26,500 per month.

The Company’s non-cash SG&A expense for management, director and services share-based compensation was $262,141 for the three-month period ended September 30, 2009, and totaled $959,557 for the six-month period ended September 30, 2009.   During the period ended June 30, 2009, the Company expensed the August 2008 director stock option share-based compensation of $435,274; which the Company’s Board of Directors approved in January 2009 as per the Company’s 2008 Incentive Plan.

Depreciation. Our consolidated depreciation expense for the three-month period and the six month ended September 30, 2009 were approximately $85,000 and $166,000; respectively.  This was approximately three times higher than the predecessor’s depreciation expense of approximately $27,000 for the three-month period ended September 30, 2008 and approximately $55,000 for the six-month period ended September 30, 2008.  This was due to a step-up in the value of the property, plant and equipment assets, and changes in Management’s assessment of the estimated life of the assets, in connection with the acquisition of the Westwego Terminal.

Interest Expense. We incurred approximately $42,000 in interest for the three-month period ended September 30, 2009 and approximately $80,000 in interest for the six-month period ended September 2009; whereas the predecessor did not record any interest for either of these periods.  The majority, approximately $28,000 for the three-month period and approximately $61,000 for the six-month period, of our consolidated interest was related to our loan agreement with JPMorgan Chase Bank associated with our acquisition of the Westwego Terminal.  The remainder relates to our related party loans.

During the three-month period ended September 30, 2009, we allocated approximately $14,000 of interest to our Construction-in-Progress capital projects.

Gain and Loss on Disposal of Asset.  Pertaining to the tank leak incident at the Westwego, LA terminal in February 2009, we have recorded the amounts due from our insurance carriers and the expenses we have incurred as of September 30, 2009 in the consolidated statement of operations.

During the three-month period ended September 30, 2009, we collected $61,842 in pollution insurance expense reimbursements from our pollution insurance carrier and recorded a receivable of $250,000, as per a property insurance settlement, due from our property insurance carrier.  The $250,000 was collected in October 2009.  During the three-month period ended September 30, 2009, we recorded additional expenses incurred of approximately $55,882 and we recorded $181,348 for the six-month period ended September 2009.  During the three-month and six-month period ended September 30, 2008, the predecessor had no such activities.  The table below summarizes amounts related to this incident.

We are continuing to work closely with our pollution insurance carrier and have retained legal advice to obtain reimbursement for expenses related to this incident.  We have not recorded any contingent reimbursement income in our consolidated statement of operations for the period ended September 30, 2009.

	Successor	Successor	Predecessor
	For the six-month Period	For the period	For the period
	Ended Sept. 30,	Ended March 31,	Ended Sept. 30,
	2009	2009	2008
Pollution & Property Insurance: Clean up & mitigation reimbursement less deductible of $250,000	$311,842	$181,585	$--
Pollution: Clean up & mitigation expenses	(181,348)	(1,000,668)	--
Property: Tank disposal	--	(83,678)	--
Gain (Loss) on Disposal of Asset	$130,494	$(902,761)	$--

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying consolidated financial statements for the three-month and six-month periods ended September 30, 2009, we have incurred a net loss of approximately $222,000 and approximately $1,347,000, respectively; and have an accumulated deficit of approximately $6,894,000 as of September 30, 2009

We have negative working capital of approximately $1,172,000 as of September 30, 2009.  This is an improvement when compared to our negative working capital of $2,657,166 as of June 30, 2009 and negative working capital of $1,963,635 as of March 31, 2009.   This improvement is attributable to proceeds received from the convertible debt subscriptions, increase utilization and revenues at the Westwego terminal, and collection and receivables of the February 2009 insurance claim related funds.

Our operation at the newly acquired terminal in Westwego, LA continues to expand with increasing capacity and revenues and is generating industry accepted gross margins.  However, management is aware that our corporate and administrative overhead is designed and structured to accommodate and manage multiple storage terminals.

The Company generated positive cash flow of approximately $33,000 from its operations for the six-month period ended September 30, 2009. This included an increase of approximately $740,000 from prepaid storage lease fees invoiced and collected as of September 30, 2009.  The predecessor, for the six-month period ended September 30, 2008, generated positive cash flows from operations of approximately $195,000, which was returned to its parent corporation.

As of September 30, 2009, our total assets were approximately $8,805,000.   For the six-month period ended September 30, 2009 our total assets increased approximately $2,250,000 as we collected $1,660,000 in convertible debt subscriptions as of September 30, 2009, recorded an insurance receivable of $250,000, and redeemed our investment in Safeland Storage, LLC for cash of $325,000 but recorded a related impairment loss on investments of $82,400 for the period.

As of September 30, 2009 our total current liabilities were approximately $3,829,000; while our long-term liabilities were approximately $3,410,000.  This is a net increase in total liabilities of approximately $2,427,000 for the six-month period ended September 30, 2009.  Our total current liabilities increased by approximately $1,081,000 due to an increase of accounts payable and deferred revenue; as one of our major customers prepaid a year of storage lease fees.  Our total long-term liabilities increased by approximately $1,346,000 due to the addition of convertible debt subscriptions and to a pay-down of principal on our bank loan and related party loans.

At September 30, 2009, we had cash totaling approximately $1,972,000, of which approximately $1,660,000, attributable to the convertible debt raise, was classified as restricted cash, and $250,754 was restricted as per our agreement with JPMorgan Chase.  As of March 31, 2009 our cash totaled approximately $513,000; of which $500,260 was restricted as per our agreement with JPMorgan Chase.

On September 4, 2009, the Company completed the redemption of its seven percent (7%) interest in Safeland, represented by 70,000 Class A units of Safeland membership interest.  The Company received $325,000 for its 7% interest in Safeland, resulting in a loss of $82,400 for the three months ended September 30, 2009. Previously, in its Annual Report on form 10-K, for the fiscal year ended March 31, 2009, the Company recorded an impairment charge of $1,092,600 based on an independent third party appraisal.

The Company made a private offering of $2,250,000 of convertible debt of the Company.  As of September 30, 2009, the Company received Subscription Agreements and collected funds in the amount $1,660,000.  As of November 12, 2009, the Company has received Subscription Agreements and collected funds in the amount of $3,001,033.  As a result of the oversubscription to the September 2009 Offering, the Company has elected to increase the amount of the Offering to $3,001,033, and accept all subscriptions received by the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)  Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected; or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS. THE FOLLOWING DOCUMENTS ARE INCLUDED HEREIN:

EXHIBIT NO.	DOCUMENT DESCRIPTION

5.1	Amendment to Credit Agreement with JP Morgan Chase Bank, N.A.
5.2	Credit Agreement with JP Morgan Chase Bank, N.A. (1)
5.3	$2,500,000 term loan with JP Morgan Chase Bank, N.A.(1)
5.4	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (1)
5.5	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. (1)
6.1	Redemption Agreement with Safeland Storage, L.L.C. (2)
7.1	Private Offering of Convertible Debt
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________
(1)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.
(2)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 8, 2009.
(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on October 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2009.

BLACKWATER MIDSTREAM CORP. BY: /s/ Michael D. Suder Michael D. Suder Chief Executive Officer BY: /s/ Donald St. Pierre Donald St. Pierre Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

5.1	Amendment to Credit Agreement with JP Morgan Chase Bank, N.A.
5.2	Credit Agreement with JP Morgan Chase Bank, N.A. (1)
5.3	$2,500,000 term loan with JP Morgan Chase Bank, N.A.(1)
5.4	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (1)
5.5	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. (1)
6.1	Redemption Agreement with Safeland Storage, L.L.C. (2)
7.1	Private Offering of Convertible Debt
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________
(1)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.
(2)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 8, 2009.
(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on October 21, 2009.