Form 10-Q
period 2009-12-31
Blackwater Midstream Corp.
filed 2010-02-10
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________________________

FORM 10-Q

_______________________________________________________

|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2009

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
As of February 9, 2010, there were 53,708,067 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

NOTES TO UNAUDITED FINANCIAL STATEMENTS	6

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	MARCH 31,
	2009	2009
	-	-

ASSETS

CURRENT ASSETS:
Cash	$1,556,959	$12,565
Restricted cash	125,884	500,260
Receivables-trade (net of allowance of $0 and $20,680 as of December 31, 2009 and March 31, 2009, respectively)	6,698	21,609
Receivables-other	-	181,585
Deferred financing charges	445,756	-
Prepaid expenses and other current assets	80,161	68,775
Total current assets	2,215,458	784,794

Investment in Safeland Storage, LLC	-	407,400
Property, plant, equipment, net	7,249,070	5,362,702

TOTAL ASSETS	$9,464,528	$6,554,896

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$934,828	$644,919
Accounts payable-related parties	13,810	27,222
Accrued liabilities	275,172	51,652
Deferred revenue	626,684	72,834
Liabilities-disposal of asset	965,485	1,215,437
Current portion of long-term liabilities	500,000	500,000
Current portion of long-term liabilities-related party loans	-	236,365
Total current liabilities	$3,315,979	2,748,429

Long-term liabilities
Bank loan	1,625,000	2,000,000
Related party loans	-	63,635
Related party convertible debt subscriptions	180,000	-
Convertible debt	2,821,033	-
Total long-term liabilities	4,626,033	2,063,635

TOTAL LIABILITIES	7,942,012	4,812,064

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares,
issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value:
53,563,557 and 51,993,024 issued, outstanding at December 31, 2009 and March 31, 2009, respectively	53,564	51,993
Additional paid-in capital	8,930,550	7,237,576
Accumulated deficit	(7,461,598)	(5,546,737)
TOTAL STOCKHOLDERS' EQUITY	1,522,516	1,742,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	9,464,528	$6,554,896

The accompanying notes are an intergral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Revenue
Storage	$973,758	$476,697	$2,581,652	$1,527,030
Other Services	11,542	77,024	173,163	190,267
Total Revenue	985,300	553,721	2,754,815	1,717,297

Cost of Revenue	225,369	104,778	756,140	911,680

GROSS PROFIT	759,931	448,943	1,998,675	805,617

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,292,059	186,044	3,776,482	347,220
Depreciation	87,185	24,725	253,616	79,690
Total other operating expenses	1,379,244	210,769	4,030,098	426,910

Income (loss) from operations	(619,313)	238,174	(2,031,423)	378,707

Gain on insurance settlement	131,497	-	261,991	-
Interest income	130	-	624	-
Interest expenses	(79,715)	-	(146,052)	-
Income (loss)	$(567,401)	$238,174	$(1,914,860)	$378,707

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)		$(0.04)

Weighted average number of shares
outstanding: basic and diluted	52,765,223		52,374,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,914,860)	$378,707
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	253,616	79,690
Impairment of investment	82,400	-
Stock based compensation	1,371,543	-
Stock issued with debt	120,000

Changes in operating assets and liabilities:
Accounts receivable	196,497	-
Prepaid expenses	(11,385)	-
Deferred revenue	553,850	-
Accounts payable and accruals	(149,984)	-
Net cash provided by operating activities	501,677	458,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	374,376	-
Proceeds from investments	325,000	-
Purchase of property, plant and equipment	(1,739,936)	-
Net cash used in investing activities	(1,040,560)	-

CASH FLOWS FROM FINANCING ACTIVITES:
Financing Fees	(242,756)
Cash repayments to parent	-	(458,397)
Cash proceeds from convertible debt investors	2,821,033	-
Cash proceeds from convertible debt related party investors	180,000
Net cash payments to related party debt	(300,000)	-
Cash payments to bank note	(375,000)	-
Net cash provided by (used in) financing activities	2,083,277	(458,397)

NET CHANGE IN CASH FOR THE PERIOD	1,544,394	-
CASH AT BEGINNING OF PERIOD	12,565	-
CASH AT END OF PERIOD	$1,556,959	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

We were incorporated in the State of Nevada, U.S.A., on March 23, 2004. Our fiscal year end is March 31. On March 18, 2008, we changed our name to Blackwater Midstream Corp. from Laycor Ventures Corp. On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BNO”) as a wholly-owned subsidiary of the Company, organized in the State of Louisiana. On December 23, 2008, BNO acquired an existing bulk liquid storage terminal in Westwego, LA (“the Westwego Terminal”) from NuStar Terminals Operations Partnership L.P. (“NuStar”.)

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., the registrant, our wholly-owned subsidiary Blackwater New Orleans, L.L.C., and to Laycor Ventures Corp.

Predecessor company references herein relate to NuStar, the former owner and manager of the Westwego Terminal, and its operations at the Westwego Terminal.

 BASIS OF PRESENTATION – SUCCESSOR

The accompanying unaudited consolidated financial statements as of December 31, 2009 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2009 audited financial statements and notes thereto. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2008 have been reclassified to conform to the 2009 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  The results of operations for the three-month and nine-month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year.

BASIS OF PRESENTATION – PREDECESSOR

These financial statements include the accounts of the Westwego Terminal. Historically, financial statements had not been prepared for the Westwego Terminal, as it had no separate legal status of existence. The accompanying carve-out financial statements have been prepared to present the statements of financial position of the Westwego Terminal and statements of operations and cash flows of the Westwego Terminal for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of the Westwego Terminal as historically incurred by the Westwego Terminal and exclude all other assets, liabilities and operations of NuStar. The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using Westwego Terminal-specific information where available and allocations and estimates where data was not maintained on a Westwego Terminal-specific basis within its books and records.  Allocations were primarily based on a percentage of revenue adjusted as necessary based on facts and circumstances where a more specific allocation was deemed more appropriate.   Due to the significant amount of allocations and estimates used to prepare these carve-out financial statements, they may not reflect the financial position, cash flows or results of operations of the Westwego Terminal in the future or what its operations, cash flows and financial position would have been had the Westwego Terminal been operating on a stand-alone basis during the periods presented. These financial statements do not include a carve-out for cash as the operations have historically been fully funded by NuStar.

REVENUE RECOGNITION

Revenues for third-party terminals include storage tank lease fees, whereby a customer agrees to pay for a certain amount of tank storage over a certain period of time; and throughput fees, whereby a customer pays a fee based on volumes moving through the terminal.  At our Westwego Terminal, we can also offer and provide blending, handling, filtering and certain other ancillary services.  Revenue from storage tank lease fees are recognized ratably, which is typically monthly, over the term of the lease.  Revenue from throughput fees and ancillary fees are recognized as services are provided to the customer.  For services that are billed and collected in advance, revenues are deferred until the period in which the services are provided.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (now ASC 855) which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009. We evaluated subsequent events through February 9, 2010, which represents the date our financial statements were issued.

2.	STOCK-BASED COMPENSATION.

Net income for the three-month and nine-month periods ended December 31, 2009 included $291,279 and $1,250,836 respectively of stock-based compensation (restricted shares and stock options) costs for both management and directors; all of which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2009, there was approximately $1,073,329 of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of approximately two years.

On April 1, 2009, pursuant to the Company’s 2008 Incentive Plan, the Company granted 2,823,528 shares of stock options with a fair value of $435,274 to four directors.  These options vested immediately.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant which was $0.17.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions.
Grant-Date Fair Value	$0.17
Expected Term	5
Expected Volatility	149%
Risk-Free Interest rate	1.79
Expected Dividend Distributions	N/A

On December 7, 2009, pursuant to the Company’s 2009 Non-Employee Directors Stock Incentive Plan, the Company granted 1,200,000 shares of stock options with a fair value of approximately $383,631 to three non-employee directors as follows.  The options vest in three periods: 171,426 options vested immediately on December 7, 2009, 514,287 options will vest on the date of the Company’s annual shareholders’ meeting in 2010, and 517,287 options will vest on the date of the Company’s annual shareholders’ meeting in 2011.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant, which was $0.35 per share.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions.
Grant-Date Fair Value	$0.35
Expected Term	5
Expected Volatility	148%
Risk-Free Interest rate	2.19
Expected Dividend Distributions	N/A

On December 8, 2009 the Board of Directors granted Director Mathijs van Houweninge $40,000 in restricted shares, pursuant to the Company’s 2008 Incentive Plan: 60,000 shares were granted as of December 8, 2009 with a share price of $0.32 per share; which vested immediately.  The remaining 61,176 shares were granted and issued on January 4, 2010 with a share price of $0.34 per share, and vested immediately upon such grant.

On December 1, 2009 the Board of Directors granted related parties, Isaac Suder, No Logo Air, Inc. and Ter Mast Beheer Utrecht, B.V, restricted shares of the Company’s common stock, 125,000 shares, 93,750 shares and 156,250 shares, respectively; pursuant to loan agreements between the parties and the Company in January 2009.  These shares vested immediately and were expensed by the Company at $0.32 per share to coordinate with other common stock shares issued and granted by the Company during the January 2009 time period.

On December 8, 2009 the Board of Directors amended all of the restricted share grants to management wherein, the vesting dates were changed to be January 1, 2012.  This vesting amendment, in effect, increased the number of periods required to expense these non cash transactions.

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

As of August, 2009, and through December 2009, our 2008 Incentive Plan often did not have adequate shares available to issue or grant shares or options to the Board of Directors as called for in the Company’s 2008 Incentive Plan; therefore the Board decided to create a new non-employee directors incentive plan.

On December 7, 2009, the Board of Directors of the Company authorized and approved the 2009 Non-Employee Directors Stock Incentive Plan.  The Plan allows non-employee directors to receive up to an aggregate amount of stock options, not to exceed 2,000,000 shares, of the common stock of the Company. The Plan also establishes a vesting schedule and other terms and conditions.  The Plan must be ratified by the Company’s Shareholders.

On December 8, 2009 the Board of Directors granted Director Mathijs van Houweninge $40,000 in shares of restricted common stock, pursuant to the Company’s 2008 Incentive Plan: 60,000 shares were granted as of December 8, 2009 with a share price of $0.32 per share, which vested immediately.  The remaining 61,176 shares were granted and issued on January 4, 2010 with a share price of $0.34 per share, and vested immediately upon such grant.

On April 29, 2009, the Company entered into a one year supplemental retainer agreement with Milling Benson Woodward, L.L.P. (“Milling”) wherein, as of April 1, 2009, Milling agreed to accept 50% of its monthly retainer fee payable in the common stock of the Company, with the remainder, payable in cash.  Through December 2009, Milling had received 375,003 shares of common stock, equal to an expense amount of $110,418; and is scheduled to receive 83,334 additional common shares of the Company during the period of January and February 2010.

4.	PRIVATE OFFERING OF CONVERTIBLE DEBT

The Company engaged in a private offering of $2,250,000 of convertible debt (the “September 2009 Offering”) on September 10, 2009.   Upon termination of the September 2009 Offering, the Company had received subscription agreements and collected funds in the amount of $3,001,033.  Related party investors accounted for $180,000 of the aggregate amount of convertible debt funds collected.

As a result of the oversubscription to the September 2009 Offering, the Company elected to increase the amount of the Offering to $3,001,033, and accepted all subscriptions received by the Company.  The relevant provisions contained in the subscription agreement for the September 2009 convertible debt private offering are as follows:

The closing date was October 15, 2009 and the maturity date is October 15, 2011.  Interest will be earned at 10% per annum; to be paid quarterly, beginning on January 15, 2010.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

US GAAP requires that, if certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments. The Company has evaluated the conversion options on the convertible debt and has determined that the embedded conversion option should not be bifurcated. Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded.

The Company engaged Falcon Capital to secure and assist with the September 2009 Offering.  As of December 31, 2009, Falcon Capital had earned a cash fee of $265,103 and a fee payable in 700,000 restricted shares of common stock of the Company, valued on October 15, 2009 at $0.29 per share which is equal to $203,000.  These fees are included in the deferred financing costs in the consolidated balance sheet as of December 31, 2009 and will be amortized over the term of the convertible notes using the effective interest rate method.  During the three months ended December 31, 2009, the Company amortized $51,832 of deferred financing cost.  On November 30, 2009 the Board of Directors and Falcon Capital agreed to amend the terms relating to the payment of fees to Falcon for its services rendered in the September 2009 Offering.  This amendment resulted in Falcon Capital receiving 700,000 restricted shares of common stock of the Company instead of approximately 914,000 shares.

5.	GAIN AND LOSS ON DISPOSAL OF ASSETS

On February 9, 2009 one of our storage tanks developed a minor leak during the introduction of product (sulfuric acid) into the tank. In connection with this tank leak, we have incurred certain property damage and environmental cleanup costs, part of which was covered under our insurance policies.

We continue to work closely with our pollution insurance carrier related to reimbursement for expenses related to this incident.  The table below represents the costs incurred and insurance proceeds

Successor
For the nine-month Period
Ended Dec. 31,
2009
Insurance proceeds: clean up & mitigation reimbursement	$445,675
Cost incurred: clean up, mitigation & legal expenses	(185,462)
Property: tank disposal	--
Gain on disposal of asset	$260,213

During the three and nine months ended December 31, 2009, we collected $133,833 and $445,675, respectively, in insurance reimbursements from our pollution insurance carrier.  During the three and nine months ended December 31, 2009, we recorded additional expenses of approximately $3,132 and $185,462, respectively, related to clean up and legal expenses.

6.	REDEMPTION OF SAFELAND STORAGE, L.L.C. INVESTMENT

On September 4, 2009, the Company completed the redemption of its seven percent (7%) interest in Safeland Storage, L.L.C  (“Safeland”), represented by 70,000 Class A units of Safeland membership interest.

The Company received $325,000 for its 7% interest in Safeland, resulting in a loss of $82,400 for the three months ended September 30, 2009. In addition, the Company recorded an impairment charge of $1,092,600 during the year ended March 31, 2009.

7.	SUBSEQUENT EVENTS

Private Offering. On January 17, 2010 the Company commenced a private offering of $1,650,000 of convertible debt (the “January 2010 Offering”).  As of February 9, 2010, the Company had received subscription agreements and collected funds in the amount of $585,000 related to the January 2010 Offering.

The relevant provisions contained in the subscription agreement for the January 2010 convertible debt private offering are as follows:

The closing date is March 31, 2010 and the maturity date is March 31, 2012.  Interest will be earned at 10% per annum; to be paid quarterly, beginning on June 30, 2010.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

US GAAP requires that, if certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments. The Company has evaluated the conversion options on the convertible debt and has determined that the embedded conversion option should not be bifurcated. Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded.

The Company engaged Falcon Capital to secure and assist with the January 2010 Offering.  As of February 9, 2010, Falcon Capital had earned a cash fee of $58,500 and a fee payable of approximately 167,000 restricted shares of common stock of the Company, to be valued on March 31, 2010 at the closing value of the Company’s stock.

The acceptance and closing of this private offering is dependent upon the Company closing a major terminal acquisition.

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

Overview of Company and its Operations

Successor company references herein are referring to consolidated information pertaining to the Company (formerly Laycor Ventures Corp.), the registrant, our wholly owned subsidiary Blackwater New Orleans, L.L.C. and to Laycor Ventures Corp.

Predecessor company references herein are referring to NuStar Terminals Operations Partnership L.P. (“NuStar”), the former owner and manager of the storage terminal in Westwego, LA, (the “Westwego Terminal”) and their operations at the Westwego Terminal.

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

As of December 31, 2009 our asset portfolio and operations consisted of the Westwego Terminal.  The above-the-ground storage tanks at the Westwego Terminal range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.  Our operations support many different commercial customers, including refiners and chemical manufacturers. The diversity of our customer base, lends to the potential diversity of the products customers may want stored in the Westwego Terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

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

At the Westwego Terminal, we generally receive our customer’s liquid product by river barge at our Mississippi River barge dock.  The product is transferred from barge to the leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

As of December 31, 2009 we had leased approximately 559,200 barrels of storage, for a storage utilization rate of approximately 74%.  The products currently stored at the Westwego Terminal are lubricating oils, 50% grade caustic and sulfuric acid.  Our utilization rate is expected to increase to more than 79% by the end of April 2010 due to recently signed agreements for additional long-term storage.  This expected utilization rate of approximately 79% is considering the increase in storage tank capacity of approximately 150,000 barrels currently under construction.

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

A December 24, 2009 article in The Financial Times, “Storage tank owners gain as oil demand dips” reported storage terminal industry leaders speaking about the world’s current increased demand and increase storage rates for independent tank storage due to the world’s glut of oil and “new environmental rules that require oil products to be blended with biofuels, multiplying the number of separate tanks necessary to serve customers.”

Additionally, chemical commodity prices have fallen, prompting traders to buy and hold.  The Company attributes some of it increased utilization to this effect and expects these opportunities to continue in the near future.

Our current business model is to continue to increase the utilization rate of the existing storage tanks at the Westwego Terminal and to construct additional storage tanks at that site as needed.  In July 2009, we announced our plans to add up to 120,000 barrels of new capacity on existing tank foundations. In September 2009, we updated these plans from 120,000 barrels to 150,000 barrels based on signing a five-year storage contract.  Current construction plans call for two of the 50,000 barrel steel tanks to be erected and ready for leasing during the first quarter of 2010 and the third 50,000 barrel steel tank to be erected and ready for leasing by the end of the second quarter of 2010.  We are also in the permitting and engineering stage of constructing a new Mississippi River ship dock, with scheduled completion by the end of the second quarter of 2010.  The addition of the Mississippi River ship dock to our Westwego Terminal facilities will greatly increase our potential for servicing a larger range and number of customers and their products.

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

As per our acquisition plans, on January 28, 2010, we signed and executed a Letter of Interest (“LOI”) with a major terminal facility owner (the “Seller”) to negotiate and execute a definitive purchase and sale agreement (“PSA”) to acquire one of their terminal assets (the “Terminal”) in the southeastern area of the United States for $1,800,000 (the “Purchase Price). The Terminal has a current storage capacity of approximately 160,000 barrels, available acreage for expansion and access for ocean vessels, inland barges, railcars and trucks.  The Seller does not have any existing customers or storage contracts for the Terminal.  Upon execution of the LOI, we remitted to the Seller a $75,000 payment (the “Deposit), which will be credited toward the Purchase Price at closing.  In the event the acquisition of the Terminal is not consummated for any reason (other than due to the Seller’s breach of the LOI) the Seller would retain the Deposit.

The Company and the Seller will use their reasonable efforts to negotiate and arrive at a mutually acceptable PSA as soon as is commercially practicable, but not later than February 28, 2010 and close the transaction as soon as commercially practicable thereafter, but not later than March 31, 2010.

Results of Operations

For the Three-Month and Nine-Month Periods Ended December 31, 2009 and December 31, 2008.

We became an operational entity when we acquired the Westwego Terminal on December 23, 2008.  Prior to this date, the Westwego Terminal was owned and operated by the predecessor company.

Revenues-Revenues from storage terminal facilities are derived from two mains areas of operation: recurring contractual storage tank lease fees and monthly ancillary services. The following is a discussion about each.

Revenues-Storage Leases. The Company’s storage tank revenues for the three-month period ended December 31, 2009 totaled approximately $974,000; averaging approximately $325,000 per month.  This is an approximate 7.5% increase from the previous three-month period average of approximately $302,000.  This rise is attributable to an increase in the number of tanks and barrels leased to one of the Westwego Terminal’s customers during the last quarter.  The Company’s storage tank revenues for the three-month period ended December 31, 2009 is approximately 104% higher than the predecessor’s storage tank revenues for the three-month period ended December 31, 2008.

During the three-month period ended December 31, 2008 the predecessor’s storage tank revenues totaled approximately $477,000, averaging approximately $159,000 per month.

The Company’s storage tank revenues for the nine-month period ended December 31, 2009 totaled approximately $2,582,000; averaging approximately $287,000 per month.  This is approximately a 7% increase from the previous six-month period average of approximately $268,000.  This rise is also attributable to an increase in the number of tanks and barrels leased to one of the Westwego Terminal’s customers during the last quarter.  The successor’s storage tank revenues for the nine-month period ended December 31, 2009 is approximately 69% higher than the predecessor’s storage tank revenues for the nine-month period ended December 2008.

During the nine-month period ended December 31, 2008 the predecessor’s storage tank revenues totaled approximately $1,527,000, averaging approximately $170,000 per month.

Management monitors the utilization rate of the leasable storage tanks at the Westwego Terminal each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the storage tank utilization rate was 38%.  As of December 31, 2009, the storage tank utilization rate was approximately 74%.  See the table below for the month-to-month utilization percentage.  Management attributes this approximate 95% increase in the utilization rate to aggressive marketing of the Westwego Terminal, its desirable location as a distribution hub from the Port of New Orleans, the services offered, storage capacity, and to management’s industry associations.

Dec 2009 = 74.0%
Nov 2009 = 73.3%
Oct 2009 = 71.8%
Sep 2009 = 71.8%
Aug 2009 = 71.8%
Jul   2009  = 65.6%
Jun 2009  = 56.4%
May 2009  = 55.9%
Apr 2009  = 56.9%
Mar 2009  = 57.8%
Feb 2009  = 57.8%
Jan 2009  = 57.8%
Dec 2008  = 38.0%

Revenues-Ancillary Services. Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  The Company’s ancillary revenues for the three-month period ended December 31, 2009 totaled approximately $11,500 or approximately 85% less than the predecessor’s ancillary revenues for period ended December 31, 2009.  The predecessor’s ancillary revenues during the three-month period ended December 31, 2008 totaled approximately $77,000.

The Company’s ancillary revenues for the nine-month period ended December 31, 2009 totaled approximately $173,000 or approximately 9% less than the predecessor’s ancillary revenues. The predecessor’s ancillary revenues during the nine-month period ended December 31, 2008 totaled approximately $190,000.

Cost of Revenues. The Company’s cost of revenues for the three-month period ended December 31, 2009 totaled approximately $225,000 or 23% of revenues; which is consistent with our previous operating periods.  While the Company’s cost of revenues remained stable for this period, the predecessor’s costs of revenues for the three-month period ended December 31, 2008 decreased to approximately $105,000 or 19% of revenues.  This is attributable to a reduction by the Predecessor, during this one period, in their use of outside services and temporary labor and differences in the method of classifying some labor related costs.  The predecessor classified all Westwego Terminal managerial cost to cost of revenues; whereas, the Company distinguishes managerial labor costs between cost of revenues and administrative expenses.

The Company’s cost of revenues for the nine-month period ended December 31, 2009 totaled approximately $756,000 or 27% of revenues.  The predecessor’s costs of revenues for the nine-month period ended December 31, 2008 were approximately $912,000 or 53% of revenues.

The Company’s gross profit for the three-month period ended December 31, 2009 was approximately $760,000 or 77% of revenues as compared to the predecessor’s three-month period ended December 31, 2008 of approximately $449,000 or 81% of revenues.

The Company’s gross profit for the nine-month period ended December 31, 2009 was approximately $1,999,000 or 73% of revenues as compared to the predecessor’s nine-month period ended December 31, 2008 of approximately $806,000 or 47% of revenues.

Selling, General and Administration Expenses (SG&A). The Company’s consolidated SG&A expenses of approximately $1,292,000 for the three-month period ended December 31, 2009 and the expenses of approximately $3,777,000 for the nine-month period ended December 31, 2009 were significantly higher, by approximately $1,106,000 and $3,430,000, respectively, than those SG&A expenses reported for the predecessor for the three-month period ended December 31, 2008 of approximately $186,000, and expenses for the nine-month period ended December 31, 2008 of approximately $347,000.

The Company’s SG&A expenses include expenses relate to owning, managing, and operating our corporate organization and the Westwego Terminal; which includes executive management salaries, executive management non-cash compensation (restricted stock grants), director non-cash compensation (restricted stock grants and stock option grants), expenses related to being a public company and other professional fees, insurance, impairment on investments and other expenses that were not allocated or expensed by the predecessor’s parent company to the terminal’s operations.  The table below outlines these differences.

	For the Three-Month Period Ended December 31,	For the Nine-Month Period Ended December 31,
	2009	2009
	Successor	Successor
Selling, General & Administrative Expenses:
Management Salaries	$379,969	$875,906

Management & Director Share-based Compensation	291,279	1,250,836

Professional Fees	181,132	698,506

Insurance-Business	121,405	285,543

Other SG&A Expenses	318,274	665,691

Total SG&A Expenses	$1,292,059	$3,776,482

The Company’s average monthly SG&A expenses, for both the three-month and nine-month periods ended December 2009, were relatively unchanged for each category, when excluding one-time and/or non-recurring expenses.

✓	Management salaries (including payroll burden), excluding a bonus accrual of $132,000 in the 3rd quarter, averaged approximately $83,000 per month.
✓
Management and director non-cash, share-based compensation, excluding $435,274 for director options expensed in the 1st quarter, and excluding $65,838 for director options and $19,201 for director restricted shares expensed in the 3rd quarter, averaged approximately $81,000 per month.

✓	Professional fees, excluding $100,000 for annual director fees expensed in August 2009, averaged approximately $66,500 per month.
✓	Business insurance averaged approximately $32,000 per month.
✓
Other SG&A expenses, excluding an investment impairment expense in September 2009 of $82,400 and a non-cash restricted stock grant to related parties of $120,000 in December 2009, averaged approximately $51,000 per month.

In summary, the Company’s recurring SG&A expenses are currently averaging approximately $314,000 per month.  This is compared to the predecessor’s average SG&A expenses of approximately $39,000 per month.

Non-Cash Expenses. Included in the Company’s SG&A expenses are certain non-cash expenses from share based compensation and from impairment charges.  For the three-month period and the nine-month period ended December 31, 2009 these totaled approximately $485,000 and $1,585,000, respectively.  These are summarized below.

The Company’s non-cash SG&A expense for management and director share-based compensation was $291,279 for the three-month period ended December 31, 2009, and totaled $1,250,836 for the nine-month period ended December 31, 2009:
•
During the period ended June 30, 2009, the Company expensed the August 2008 director stock option share-based compensation of $435,274; which the Company’s Board of Directors approved in January 2009 as per the Company’s 2008 Incentive Plan.

•
During the period ended December 31, 2009, the Company expensed the August 2009 director stock option share-based compensation of $65,838; which the Company’s Board of Directors approved in December 2009 as per the Company’s 2009 Non-Employee Directors Incentive Plan.

•
During the period ended December 31, 2009, the Company expensed the additional director restricted share-based compensation of $19,200; which the Company’s Board of Directors approved in December 2009 as per the Company’s 2008 Incentive Plan.

•	During the period April 2009 through December 31, 2009, the Company expensed approximately $730,526 for non-vested restricted stock granted to management.

The Company’s non-cash, share-based compensation recorded in SG&A expenses for legal services to Milling, Benson, Woodward for the period April 2009 through December 31, 2009 totaled $110,418.

The Company’s non-cash, share-based compensation recorded in SG&A expenses for convertible debt financing charges allocated through December 31, 2009 totaled approximately $20,935.

The Company’s non-cash, share-based compensation recorded in SG&A expenses for related party loan financing charges through December 31, 2009 totaled $120,000.

The Company’s non-cash charge recorded in SG&A expenses for impairment charges relating to the redemption of its Safeland Storage investment totaled $82,400.

Depreciation. Our consolidated depreciation expense for the three-month period and the nine month ended December 31, 2009 were approximately $87,000 and $254,000; respectively. This was approximately three times higher than the predecessor’s depreciation expense of approximately $25,000 for the three-month period ended December 31, 2008 and approximately $80,000 for the nine-month period ended December 31, 2008.  This is mainly due to a step-up in the value of the property, plant and equipment assets, and changes in Management’s assessment of the estimated life of the assets, in connection with the acquisition of the Westwego Terminal.  Additionally, the Company had capitalized long-term improvements to the Westwego Terminal.

Interest Expense. We incurred approximately $108,000 in interest for the three-month period ended December 31, 2009 and approximately $188,000 in interest for the nine-month period ended December 31, 2009; whereas the predecessor did not record any interest for either of these periods.  The following table summarizes the Company’s interest expense, and capitalized interest incurred during the three-month period ended December 31, 2009 and the nine-month period ended December 31, 2009.  The bank loan refers to our loan agreement with JPMorgan Chase Bank as per our acquisition of the Westwego Terminal.  The convertible debt loan refers to our loan agreements with investors as per our September 2009 Offering. The Company accrued interest as of the date funds were received during the September 2009 Offering period through December 31, 2009, with the first quarterly interest payment due on January 15, 2010.  The related party loan refers to loans obtained by the Company in January 2009 from related parties.  In December 2009, the Company remitted payments of the remaining outstanding principal on the related party loans and therefore will not incur any future interest expense.

	For the Three-Month Period Ended December 31, 2009 Successor	For the Nine-Month Period Ended December 31, 2009 Successor
Bank Loan Interest	$26,801	$84,637
Convertible Debt Loan Interest	$75,223	$75,223
Related Party Loan Interest	$4,537	$21,343
Other Interest	$1,660	$7,172

Total Interest incurred	$108,221	$188,375

Less Interest Capitalized to Construction in Process Projects	$(28,506)	$(42,323)
Net Interest Expense	$79,715	$146,052

Gain and Loss on Disposal of Asset.  Pertaining to the tank leak incident at the Westwego terminal in February 2009, we have recorded the amounts paid from our insurance carriers and the expenses we have incurred as of December 31, 2009 in the consolidated statement of operations.

During the three-month period ended December 31, 2009, we collected $133,833 in pollution insurance expense reimbursements from our pollution insurance carrier.  In October 2009 we collected $250,000 we had previously recorded, as of September 30, 2009, as a receivable from a property insurance settlement, due from our property insurance carrier.  During the three-month period ended December 31, 2009, we recorded additional expenses incurred of approximately $3,132 and we recorded $185,462 for the nine-month period ended December 2009.  During the three-month and nine-month period ended December 31, 2008, the predecessor had no such activities.  The table below summarizes amounts related to this incident.

We are continuing to work closely with our pollution insurance carrier and have retained legal advice to obtain reimbursement for expenses related to this incident.  We have not recorded any contingent reimbursement income in our consolidated statement of operations for the period ended December 31, 2009.

	Successor For the Nine-Month Period	Successor For the period	Predecessor For the period
	Ended Dec. 31,	Ended March 31,	Ended Dec. 31,
	2009	2009	2008
Pollution & Property Insurance: Clean up & mitigation reimbursement, excluding deductibles equaling $275,000	$445,675	$181,585	$--
Pollution: Clean up, mitigation & legal expenses	(185,462)	(1,000,668)	--
Property: Tank disposal	--	(83,678)	--
Gain (Loss) on Disposal of Asset	$260,213	$(902,761)	$--

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying consolidated financial statements for the three-month and nine-month periods ended December 31, 2009, we have incurred a net loss of approximately $567,000 and approximately $1,915,000, respectively; and have an accumulated deficit of approximately $7,461,598 as of December 31, 2009.

As of December 31, 2009, we have negative working capital of approximately $1,101,000, resulting in a current asset to current liability ratio of 67%.  Management is diligently working to increase the utilization at the Westwego Terminal and to reduce expenses to positively affect working capital.

An analysis of our working capital for the quarterly periods ended March 2009 through December 2009 does reveal that when the non-recurring Disposal of Asset liability associated with the Westwego Terminal leak incident in February 2009 is removed from the working capital calculations, the Company’s operations are producing improving working capital ratios.  To summarize: our working capital ratios without the liability adjustment and with the liability adjustment are:

PERIOD ENDING	RATIO	ADJUSTED RATIO
December 31, 2009	67%	94%
September 30, 2009	69%	101%
June 30, 2009	17%	24%
March 31, 2009	29%	51%

This improvement is attributable to proceeds from increased utilization and revenues at the Westwego Terminal, collection and receipt of February 2009 insurance claim related funds, and proceeds from the September 2009 Offering.  While we have not recorded any contingent reimbursement receivable in our consolidated balance sheet for the period ended December 31, 2009, we are continuing to work closely with our pollution insurance carrier and have retained legal advice to obtain reimbursement for expenses related to this incident.

Our operation at the Westwego Terminal continues to expand with increasing utilization and revenues and is generating industry accepted gross margins.  However, management is aware that our corporate and administrative overhead is designed and structured to accommodate and manage multiple storage terminals.  Our pending acquisition of the storage terminal pursuant to the LOI, when leased, will contribute to our increased cash flow and liquidity.

The Company generated positive cash flow of approximately $502,000 from its operations for the nine-month period ended December 31, 2009.  This included an increase of approximately $554,000 from prepaid storage lease fees invoiced and collected as of December 31, 2009.  The predecessor, for the nine-month period ended December 31, 2008, generated positive cash flows from operations of approximately $458,000, which was returned to its parent corporation.

Cash used in investing activities totaled approximately $1,041,000 for the nine-month period ended December 31, 2009.  The Company invested approximately $1,740,000 in modifications, improvements and expansion to its Westwego Terminal storage tanks and apparatus.

Net cash flow from financing activities totaled approximately $2,083,000.  This included proceeds of approximately $3,001,000 from the Company’s September 2009 Offering, use of cash to pre-pay related party loans in the amount of $300,000 and use of cash to make payments on its bank loan in the amount of $375,000.

As of December 31, 2009, our total assets were approximately $9,465,000.   For the nine-month period ended December 31, 2009 our total assets increased approximately $2,910,000. Sixty-five percent of this increase is attributable to net increases in our property, plant and equipment, with the remaining thirty-five percent attributable to net increases in cash and prepaid expenses.

As of December 31, 2009 our total current liabilities were approximately $3,316,000; while our long-term liabilities were approximately $4,626,000.  This is a net increase in total liabilities of approximately $3,130,000 for the nine-month period ended December 31, 2009.  Our total current liabilities increased by approximately $568,000 due to an increase of accounts payable of approximately $250,000 and deferred revenue of approximately $554,000; as one of our major customers prepaid a year of storage lease fees. Offsetting the period to period current liabilities was our pre-payment of the entire outstanding principal on the related party loans in the amount of approximately $236,000.  Our total long-term liabilities increased by approximately $2,562,000 due to the addition of convertible debt loans and were reduced by the pay-off of principal on our bank loan and related party loans.

At December 31, 2009, we had cash totaling approximately $1,683,000, of which we classify $125,884 as restricted cash as per our agreement with JPMorgan Chase.  As of March 31, 2009 our cash totaled approximately $516,000; of which $500,260 was restricted as per our agreement with JPMorgan Chase.

On September 15, 2009, the Company made a private offering of $2,250,000 of convertible debt of the Company.  Upon termination of the offering period, the Company received Subscription Agreements and collected funds in the amount $3,001,033.  As a result of the oversubscription to the September 2009 Offering, the Company elected to increase the amount of the Offering to $3,001,033, and accept all subscriptions received by the Company.

On January 17, 2010 the Company commenced a private offering of $1,650,000 of convertible debt (the “January 2010 Offering”).  As of February 9, 2010, the Company had received subscription agreements and collected funds in the amount of $585,000 related to the January 2010 Offering.

The Company intends to use the proceeds of the January 2010 Offering to partially fund the acquisition of the storage terminal pursuant to the LOI.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.   CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b)   Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s  internal controls over financial reporting that occurred during its fiscal quarter ended December 31, 2009 that have materially affected; or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS. THE FOLLOWING DOCUMENTS ARE INCLUDED HEREIN:

EXHIBIT NO.	DOCUMENT DESCRIPTION

5.1	Amendment to Credit Agreement with JP Morgan Chase Bank, N.A.
5.2	Credit Agreement with JP Morgan Chase Bank, N.A. (1)
5.3	$2,500,000 term loan with JP Morgan Chase Bank, N.A.(1)
5.4	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (1)
5.5	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. (1)
6.1	Redemption Agreement with Safeland Storage, L.L.C. (2)
7.1	Private Offering of Convertible Debt-September 2009 Offering (3)
7.2	Private Offering of Convertible Debt Amendment-September 2009 Offering (4)
8.1	Press Release pursuant to LOI, dated January 28, 2010 (5)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
________________

(1) (2) (3) (4) (5)
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 8, 2009.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on October 21, 2009.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on November 18, 2009.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of February, 2010.

BLACKWATER MIDSTREAM CORP. BY: /s/ Michael D. Suder Michael D. Suder Chief Executive Officer BY: /s/ Donald St. Pierre Donald St. Pierre Chief Financial Officer

 EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

5.1	Amendment to Credit Agreement with JP Morgan Chase Bank, N.A.
5.2	Credit Agreement with JP Morgan Chase Bank, N.A. (1)
5.3	$2,500,000 term loan with JP Morgan Chase Bank, N.A.(1)
5.4	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. (1)
5.5	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. (1)
6.1	Redemption Agreement with Safeland Storage, L.C.C. (2)
7.1	Private Offering of Convertible Debt-September 2009 Offering (3)
7.2	Private Offering of Convertible Debt Amendment-September 2009 Offering (4)
8.1	Press Release pursuant to LOI, dated January 28, 2010 (5)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________
(1) (2) (3) (4) (5)
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on December 31, 2008.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on September 8, 2009.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on October 21, 2009.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on November 18, 2009.
Incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 2, 2010.