Form 10-K
period 2010-03-31
Blackwater Midstream Corp.
filed 2010-06-28
CIK 1292518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 000-51403

BLACKWATER MIDSTREAM CORP.
(Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2590455 (I.R.S. Employer Identification No.)

660 LaBauve Drive Westwego, Louisiana (Address of principal executive offices)	70094 (Zip Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2009 was approximately $19,900,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 28, 2010, there were 54,411,234 shares of Common Stock, $.001 par value per share, outstanding.

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

BLACKWATER MIDSTREAM CORP.
FORM 10-K

PART I

Item 1. Business.

Our Corporate History

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Blackwater Midstream Corp. (the “Company”), together with our subsidiaries.

We were incorporated in the State of Nevada, USA on March 23, 2004 as a development stage company primarily engaged in the acquisition and exploration of mining properties.  We changed our name from Laycor Ventures Corp. to Blackwater Midstream Corp. on March 18, 2008 and on March 21, 2008, a change in the ownership and management control of the Company occurred whereby, we changed our business objective to become an independent developer and manager of third party fuel, agricultural and chemical bulk liquid storage terminals.

On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BWNO”), a Louisiana limited liability company, as our wholly owned subsidiary.  We were in the development stage of developing and managing third party storage terminals from March 2008 through December 23, 2008, when we acquired the Westwego, LA liquid bulk storage terminal (the “Westwego Terminal”) from NuStar Terminals Operations Partnership, L.P. (the “Westwego Acquisition”).  As of that date, we became an operating company and were no longer in the development stage.

On February 26, 2010, we formed Blackwater Georgia, L.L.C. (“BWGA”), a Georgia limited liability company, as our wholly owned subsidiary.  On April 1, 2010 we entered into an asset purchase agreement to acquire the Brunswick, GA liquid bulk storage terminal (the “Brunswick Terminal”) from NuStar Terminals Operations Partnership, L.P. (the “Brunswick Acquisition”).  Completion of the Brunswick Terminal acquisition is scheduled to occur in July 2010.

We maintain our statutory registered agent’s office at 3199 East Warm Springs Road, Suite 200, Las Vegas, Nevada 89120.  Our executive office is located at the Westwego Terminal, 660 LaBauve Drive, Westwego, Louisiana 70094; telephone number is (504) 340-3000 and our website address is www.BlackWaterMidStream.com.  Available on our website are our quarterly and annual reports and amendments, press releases and other reports furnished pursuant to Section 12(a) or 15(d) of the Exchange Act.

Description of Our Business

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

A December 24, 2009 article in the Financial Times, “Storage tank owners gain as oil demand dips,” reported storage terminal industry leaders speaking about the world’s current increased demand and increased storage rates for independent tank storage due to the world’s glut of oil and “new environmental rules that require oil products to be blended with biofuels, multiplying the number of separate tanks necessary to serve customers.”

Additionally, chemical commodity prices have fallen, prompting traders to buy and hold.  The Company attributes some of its increased utilization to this effect and expects these opportunities to continue in the near future.

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

Recent Developments

As of March 31, 2010 our asset portfolio consisted of the Westwego Terminal located along the Mississippi River within the Port of New Orleans and in July 2010 we intend to complete the acquisition of the Brunswick Terminal located along the Brunswick River in Georgia.

The Westwego Terminal site consists of approximately 26.5 acres of land, including 52 leasable above ground storage tanks with a combined leasable capacity of approximately 902,000 barrels, a barge dock, a ship dock, an office, a warehouse, and other site improvements.  During May and June 2010, we completed construction on the ship dock and one 50,000 barrel steel storage tank.  The barge dock, in service as of March 31, 2010, may be partially dismantled, with the remainder structure offered for sale in the coming months.

On April 1, 2010, we entered into an agreement to purchase the 161,000 barrel Brunswick Terminal; which we are scheduled to complete the acquisition in July 2010.  The terminal consists of two 80,000 barrel leasable above ground storage tanks, and two 500 barrel leasable above ground storage tanks, an office building, a two-bay covered truck loading rack and other site improvements located on approximately 6.5 acres of land leased from the Georgia Ports Authority, including access to a shared ship dock.

On June 24, 2010, BWNO entered into a Line of Credit Note with JPM.  This Line of Credit Note provides BWNO access to an amount up to $500,000 to provide working capital and to finance the contract capital improvements, tank modifications, piping, drumming equipment, etc.  The Line of Credit Note will bear interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, BWNO will make monthly interest payments until maturity, June 30, 2011, when the principal sum will be due.  The Line of Credit Note is secured by an existing Collateral Mortgage on the Westwego Terminal Property, along with a Continuing Security Agreement granting JPM a security interest in BWNO’s accounts, chattel paper, general intangibles and instruments, deposit accounts, documents, equipment, letter of credit rights and contracts.  In addition, BWNO and JPM also amended BWNO's existing Credit Agreement, adding the Line of Credit to its credit facility and adding several newly defined terms.  Copies of the Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement are included as exhibit 10.28 to this current report on Form 10-K.

Redemption of Investment in Safeland Storage, L.L.C.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C. (“Safeland”) for $1.5 million.  The investment in Safeland was to facilitate our acquisition of 435 acres of land near the town of Garyville, Louisiana for a purchase price of $20,500,000, where we planned to build and develop a storage terminal.  However, due to economic conditions at the time, the closing on the land did not take place.

During the year ended March 31, 2009 we evaluated our investment in Safeland for impairment.  Safeland’s principal asset was the property located in Garyville, LA as referenced above.  At the time of our evaluation, the property was valued at approximately $7,760,000; therefore, our 7% share was valued at about $543,200.  This amount was discounted approximately 25% to reflect our minority management interest and we recorded an impairment charge of $1,092,600.  On September 4, 2009, we redeemed our seven percent (7%) interest in Safeland for $325,000, which resulted in an additional impairment charge of $82,400.

The Storage Terminal in Westwego, LA

In connection with the closing of the Westwego Acquisition, BWNO entered into a loan agreement with JP Morgan Chase Bank of N.A. (“JPM”) in the principal amount of $2,500,000, as well as a credit agreement (the “Credit Agreement”). This loan bears interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements.  BWNO paid consecutive monthly installments of interest only, until April 30, 2009.  From this date, BWNO also paid monthly principal installments of $41,667.  All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

On April 21, 2009, JPM and BWNO amended the Credit Agreement, in which BWNO initially agreed, at all times, to maintain in an account (the “JPM Account”) at JPM an amount equal to at least twelve (12) months of principal due and payable pursuant to the loan.  The amendment waives this minimum balance requirement, provided that and so long as (i) the JPM Account continues to be pledged to JPM pursuant to the terms of the assignment entered into between the parties and (ii) commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the JPM Account are applied to pay the scheduled monthly principal installments of $41,667.  During the year ended March 31, 2010, all of the funds in the JPM Account were fully applied to the scheduled monthly installments.  As of March 31, 2010, the balance in this account was approximately $1,000 from interest earned.  Principal payments have been made for April and May of 2010 from BWNO’s operating funds.

The loan agreement is secured by a mortgage on, among other things, BWNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Louisiana.

Payment of the purchase price for the Westwego Terminal totaled $4,800,000, which consisted of the $2,500,000 loan proceeds and $2,300,000 of proceeds from a private placement in December 2008, and acquisition costs of $119,601. BWNO did not assume any contingent liabilities in the Westwego Acquisition.

On February 12, 2010, BWNO entered into a First Amendment to Credit Agreement (the “First Amendment”), a Subordination Agreement (the “Subordination Agreement”), and a Non-Revolving Line of Credit Note (the “Credit Note”) in the principal amount of $2,150,000 with JPM; pursuant to the aforementioned amendment to the Credit Agreement.

The First Amendment amends the Credit Agreement as follows:

1.	Subsection 1.2 was added making the $2,150,000 Credit Note available to partially finance construction of three storage tanks and a ship dock at the Westwego Terminal,
2.	Section 5.2B was amended to establish BWNO’s distribution limits up to a maximum amount of $2,150,000 during any fiscal year beginning with the fiscal year ending March 21, 2011,
3.	Subsection 4.13 was added requiring the extension of the maturity or the conversion of the Company’s September 2009 convertible debt notes by certain date intervals,
4.	Section 5.2M was amended to revise the Test Period definitions,
5.
Reaffirming that the collateral for the Credit Note shall be the Collateral Mortgage, Assignment of Leases and Rents and Security Agreement by BWNO in favor the JPM, dated December 23, 2008, covering the property at 660 LaBauve Drive, Westwego, Louisiana; and adds the Security Agreement by BWNO in favor of JPM of even date herewith covering that certain Terminal Services Agreement between BWNO and Martin Products Sales, L.L.C., dated as of November 9, 2009, and

6.	Establishing certain required documentation and certain fee payments.

The Subordination Agreement was entered into amongst the Company, BWNO and JPM who agree that the amount of $3,000,000 previously loaned by the Company to BWNO is and will continue throughout the indebtedness of BWNO to JPM be subordinated and unsecured debt.  The Company had previously contributed this debt as a capital contribution to BWNO.  On January 26, 2010, the Board of Directors of the Company approved a resolution reclassifying this intra-company indebtedness loan as a capital contribution by the Company to the subsidiary.

The Credit Note bears interest at the annual rate of 2.00% above the Prime Rate, subject to certain minimum rate requirements. BWNO will pay consecutive monthly installments of interest only, commencing February 28, 2010 and continuing on the last day of each calendar month thereafter.  In addition, commencing on April 30, 2010, and continuing on the last day of each calendar month thereafter, BWNO shall pay principal installments of $35,000.  All unpaid principal and accrued unpaid interest is finally due and payable on February 12, 2011.

JPM intends to seek an appraisal upon completion of the dock construction and based upon the results of this appraisal, JPM may amend and lengthen the repayment terms of the Credit Note.

On June 24, 2010, BWNO entered into a Line of Credit Note with JPM.  This Line of Credit Note provides BWNO access to an amount up to $500,000 to provide working capital and to finance the contract capital improvements, tank modifications, piping, drumming equipment, etc.  The Line of Credit Note will bear interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, BWNO will make monthly interest payments until maturity, June 30, 2011, when the principal sum will be due.  The Line of Credit Note is secured by an existing Collateral Mortgage on the Westwego Terminal Property, along with a Continuing Security Agreement granting JPM a security interest in BWNO’s accounts, chattel paper, general intangibles and instruments, deposit accounts, documents, equipment, letter of credit rights and contracts.  In addition, BWNO and JPM also amended BWNO's existing Credit Agreement, adding the Line of Credit to its credit facility and adding several newly defined terms.  Copies of the Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement are included as exhibit 10.28 to this current report on Form 10-K.

Acquisition of the Storage Terminal in Brunswick, GA

On April 1, 2010, we entered into an asset purchase agreement to purchase a 161,000 barrel storage terminal located in Brunswick, GA and other improvements thereon, as well as certain licenses and permits to operate such facility.  The Brunswick Terminal is being purchased “as-is”.

The purchase price for the Brunswick Terminal is set at $1,800,000 (the “Purchase Price”.)  On January 29, 2010 we paid a $75,000 deposit to the seller, which constituted a non-refundable payment towards the Purchase Price; with the balance of the Purchase Price due on the closing date, prior to August 31, 2010.

The Brunswick Terminal currently has a lease in place with the Georgia Ports Authority which is scheduled to terminate September 4, 2012.  The seller of the Brunswick Terminal has agreed to assist us in obtaining a new lease agreement prior to the expiration of the current lease.  If a new lease agreement cannot be obtained, or an extension of the current lease cannot be negotiated prior to the expiration of the current lease, the Purchase Price shall be reduced by $500,000.

Certain conditions specified in the asset purchase agreement were met prior to closing.  The closing of the acquisition is scheduled to take place in July 2010.

Employees

We have fifteen full-time employees, one part-time employee and four contract workers.  The positions held are Chief Executive Officer, Chief Operations Officer, Chief Commercial Officer, Chief Financial Officer, Assistant Terminal Operator, Operators, Maintenance, and Accounting Clerks.

Significant Customers

At acquisition, the Westwego Terminal in December 2008 had a utilization rate of the leasable barrel storage capacity of approximately 38%.  As of June 1, 2010 the Westwego Terminal had contracts with seven customers utilizing approximately 83.5% of its leasable barrel storage capacity.  The contracted leased storage to our largest customer comprised approximately 40% of our total barrel storage utilization, with our next two largest customers comprising approximately 20% and 14% respectively.  The increase in utilization is mainly due to our having secured five additional long-term contract customers.  The products stored at our Westwego Terminal as of the date of this Annual Report on Form 10-K are lubricating oils, 50% diaphragm grade caustic soda and sulfuric acid. As of June 2010, one customer accounted for approximately 33% of total revenue.  In August 2010, the Westwego Terminal will begin package filling activities for a contracted customer, anticipated to contribute approximately $1 million in revenues over the three-year contract period.

Percentage of Monthly Storage Revenues Generated by Customers as of June 1, 2010:
Customer "A" =	33%
Customer "B" =	30%
Customer "C" =	16%
Customer "D" =	8%
Customer "E" =	8%
Customer "F" =	4%
Customer "G" =	1%

Growth of our Business

We are engaged in the business of third-party terminalling; specifically, bulk liquid storage at our Westwego, LA Terminal and will be similarly engaged in such business at the Brunswick Terminal, upon its acquisition.

As of March 31, 2010, the Westwego Terminal had 51 above ground storage tanks for a total leasable capacity of approximately 852,000 barrels.  Under construction as of March 31, 2010 were a 50,000 barrel steel storage tank and a ship dock.  As of the filing date of this report, the construction of the 50,000 barrel tank and the ship dock are complete and these assets are in use and in service.  The barge dock, in service as of March 31, 2010, may be partially dismantled, with the remainder structure offered for sale in the coming months.  Construction projects initiated after March 31, 2010 include piping modifications, a package filling line and other tank and building modifications associated with recent contract agreements with two customers.

Our operations support many different commercial customers, including commodity brokers, refiners and chemical manufacturers. Our location within the Port of New Orleans, along with the warehousing and distribution attributes this location provides, and with the diversity of our customer base contributes to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

Our Westwego Terminal in the Port of New Orleans has become a hub for caustic solution storage within the lower Mississippi River region.  Since acquiring the Westwego Terminal in December 2008, we have successfully attracted additional customers that have added approximately 250,000 barrels of new caustic solution storage to the existing 200,000 barrels of storage already at the site.  This storage volume of caustic solution is one of the largest storage positions in the region.  The Company’s efficient growth in the caustic solution market is supported by the economies of scale from servicing multiple customers in a common industry.  In addition, the Company’s customers can enjoy the benefits of having similar companies at the same site to partner and do business with each other.

Our income is primarily derived from tank leasing on guaranteed “take or pay” contracts. Additional income is derived from operational charges associated with ancillary services provided to our customers; such as excess throughput, product heating, package filling, production recirculation, etc.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.

We generally receive our customer’s liquid product by river barge or ship at our Mississippi River dock at the Westwego Terminal.  The product is transferred from barges or ships to the leased storage tank(s) via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge or ship.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

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

The Brunswick Terminal site, scheduled to be acquired in July 2010, consists of two leasable 80,000 barrel above ground storage tanks and two leasable 500 barrel storage tanks for a combined leasable capacity of 161,000 barrels. This terminal is ideally suited to serve petroleum, chemical and agricultural customers who need deep-water access and distribution in the southeastern sector of the United States of America.

Competition

The fuel, chemical and agricultural liquid storage business is highly competitive.  We expect the competitive environment to continue in the future. We face competition from a number of existing storage facilities in the New Orleans to Baton Rouge, Louisiana refining and manufacturing corridor.  We believe that current economic conditions present additional opportunities in the bulk liquid storage industry by allowing refiners and manufacturers the ability to manage product inventories and plant production rates in response to fluctuating consumption demands and variations in market product pricing. As consumers continue to demand a more efficient supply chain from refiners and manufacturers, this demand for storage will continue to drive capacity expansions in the terminal industry.

Some of our competitors include Kinder Morgan, International Matex Tank Terminals and Westway.  Many of our competitors have longer operating histories, better brand recognition and significantly greater financial, technical and marketing resources than we do. Many of these competitors may have well-established relationships with customers and other key partners and can devote substantially more resources to marketing and sales. Larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

However, we believe we offer prospective customers greater flexibility with their storage needs, due to current excess capacity and our ability to also offer them competitive long-term contract rates.  Additionally, the Westwego Terminal and the Brunswick Terminal sites offers storage tank expansion potential, which can be custom-designed to specific customer requirements.

Research and Development

We have not spent any funds during either of our last two fiscal years on research or development.

Intellectual Property

We do not hold, nor have we applied for, any patents, trademarks, licenses, franchises or concessions, nor are we a party to any royalty agreements or labor contracts.

 Environmental

Under various federal, state and local laws, ordinances and regulations, we are considered to be an owner or operator of real property and may have to arrange for the disposal or treatment of hazardous or toxic substances. As a result, we could become liable for the costs of removal or remediation of certain hazardous substances released on or near our property. We could also be liable for other costs that relate to hazardous or toxic substances, including governmental fines and injuries to persons and/or properties. Many of the chemicals and fuels we store are considered to be hazardous materials. Inadvertent releases or spills can subject us to costly remediation expenses and/or fines.

We have pollution, property, auto, general liability and umbrella insurance coverage, as well as workers compensation insurance.  Each of our insurance carriers currently has an AM Best Rating of A to A+.

On February 9, 2009 one of our storage tanks with a leasable capacity of approximately 47,000 barrels developed a minor leak during the initial introduction of our customer’s product (sulfuric acid) into the tank.  Terminal staff detected the leakage in its early stages, which was successfully contained in the designed earthen berm area.  Terminal staff and management immediately contacted and apprised all required federal, state and local authorities and agencies of the situation.  Additionally, terminal staff began remediation and cleanup efforts and activated expert environmental cleanup companies.  One of the efforts to minimize the leakage was to transfer the product into an adjacent 100,000 barrel storage tank.  This tank also seemed to be experiencing a possible leak, so the product was transferred into rented barges specifically designed for the product.

During the event we worked closely with various agencies and subcontractors and were successful in stopping and containing the leakage.  To our knowledge there have been no reported injuries among staff, management, subcontractors, agency staff, nor the community.

All necessary repairs to the tanks have been completed as well as all environmental cleanup.    Our out-of-pocket expenses include our insurance deductible amounts of $25,000 and $250,000 for the property and pollution policies, respectively.

In October 2009, we received payment of $250,000 as per a settlement agreement reached with our property insurance carrier.

In relation to our pollution claim, in our Statements of Consolidated Operations for the period December 23, 2008 through March 31, 2009 we incurred and reported clean up and mitigation expenses of approximately $1,000,000 and reimbursement from our insurance carrier of approximately $181,600.  In our Statements of Consolidated Operations for the year ended March 31, 2010 we have incurred and reported additional clean up and mitigation expenses of approximately $190,000 and reimbursement from our insurance carrier of approximately $445,600.  Our pollution carrier has submitted statements stating they believe they are not liable for any further major payments of approximately $549,000.  We disagree with their determination and after receiving independent legal advice, we intend to pursue this claim.   On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute is approximately $549,000 worth of unpaid expenses and collection of attorneys’ fees.

Government Approvals and Regulation

We are required to maintain and currently hold approvals and permits from federal, state and local regulatory agencies for air quality and water discharge, as well as standard local occupational licenses.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this item.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to make disclosures under this item.

Item 2. Properties.

Our corporate office and Westwego Terminal with its bulk liquid storage tanks, and dock are located at 660 LaBauve Drive in Westwego, Louisiana.  The Westwego Terminal site consists of approximately 26.5 acres of land, including 52 leasable above ground storage tanks with a combined leasable capacity of approximately 902,000 barrels, a barge dock, a ship dock, an office, a warehouse, and other site improvements.  During May and June 2010, we completed construction on the ship dock and one 50,000 barrel steel storage tank.  The barge dock, in service as of March 31, 2010, may be partially dismantled, with the remainder structure offered for sale in the coming months.

As of March 31, 2010, the Westwego Terminal had a storage tank utilization rate of approximately 78%, based on the total leasable barrel storage capacity of 852,000 barrels.  As of June 1, 2010, we had a contracted storage tank utilization rate of approximately 83.5%, based on the total leasable barrel storage capacity of 902,000 barrels.  The Westwego Terminal is subject to a mortgage held by JPM.

Item 3. Legal Proceedings.

On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute are approximately $549,000 worth of unpaid expenses and collection of attorneys’ fees.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ended March 31, 2010, there were no matters submitted to a vote of our shareholders.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are traded on the Over-the-Counter Bulletin Board under the symbol “BWMS.”  The Company is authorized to issue 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.  As of June 28, 2010, 54,411,234 shares of common stock had been issued and were outstanding and zero shares of preferred stock had been issued.

The following table sets forth the range of high and low closing bid prices for the common stock for the fiscal quarters. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

FISCAL QUARTER	HIGH BID	LOW BID
2011
First Quarter 4-1-10 to 6-23-10	$0.50	$0.17
2010
Fourth Quarter 1-1-10 to 3-31-10	$0.36	$0.22
Third Quarter 10-1-09 to 12-31-09	$0.55	$0.25
Second Quarter 7-1-09 to 9-30-09	$0.48	$0.10
First Quarter 4-1-09 to 6-30-09	$0.25	$0.12
2009
Fourth Quarter 1-1-09 to 3-31-09	$0.30	$0.15
Third Quarter 10-1-08 to 12-31-08	$1.28	$0.19
Second Quarter 7-1-08 to 9-30-08	$4.50	$0.45
First Quarter 4-1-08 to 6-30-08	$4.42	$1.00

Dividends

On January 28, 2008, we declared a stock dividend of two shares of common stock for each share outstanding. As a result, the number of outstanding shares increased from 8,011,500 to 24,034,500. Since that time, we have not declared any cash dividends, nor do we intend to do so. Additionally, our loan agreements with JPM restrict our ability to make dividend distributions. Our dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. All share and per share amounts in this filing have been retroactively adjusted to reflect the stock dividend.

Holders of Record

As of June 28, 2010 there are approximately 124 record holders of our common stock.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2010

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of March 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Suder	0	0	705,882	(1)	$0.17	4/1/2019	0	0	2,802,588	(2)	1,574,730

Donald St. Pierre	0	0	0		0	0	0	0	650,000	(3)	98,500

Dale T. Chatagnier	0	0	0		0	0	0	0	1,350,863	(4)	534,350

Francis Marrocco	0	0	0		0	0	0	0	1,350,863	(5)	674,952

(1)           Such options are fully vested and are exercisable at $0.17 per share, the closing price of the common stock on April 1, 2009, the date that such options were issued.  Mr. Suder received compensation as a director as well as for his services as executive officer of the Company during the fiscal year ending March 31, 2009.

(2)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share as of such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “i”, “ii” and “iii”, immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Suder is employed by the Company on such date.

(3)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “i” and “ii”, immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. St.Pierre is employed by the Company on such date.

(4)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share as of such date and; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date.  The shares referenced in items “i”, “ii” and “iii”, immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Chatagnier is employed by the Company on such date.

(5)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) and 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.   The shares referenced in items “i”, “ii” and “iii”, immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Marrocco is employed by the Company on such date.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

September 2009 Offering:  The Company engaged in a private offering of $2,250,000 of convertible debt (the “September 2009 Offering”) on September 10, 2009.  Upon closing of the September 2009 Offering, the Company received subscription agreements and collected funds in the amount of $3,001,033.  Related party investors accounted for $180,000 of the aggregate amount of convertible debt funds collected.

As a result of the oversubscription to the September 2009 Offering, the Company elected to increase the amount of the Offering to $3,001,033, and accepted all subscriptions received.  The relevant provisions contained in the subscription agreement for the September 2009 convertible debt private offering are as follows:

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

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and are being amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010, we amortized approximately $114,000 of deferred financing cost.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were extended by certain intervals.  The actual terms of the amendment are incorporated herein by reference to Section 4.13 on Page 1 of the Exhibit 10.2 to the Company’s 8-K filed with the SEC on February 18, 2010.

January 2010 Offering:  The Company engaged in a private offering of $1,650,000 of convertible debt (the “January 2010 Offering”) on January 17, 2010.   Upon closing of the January 2010 Offering, the Company received subscription agreements and collected funds in the amount of $1,750,000.  Related party investors accounted for $70,000 of the aggregate amount of convertible debt funds collected.

As a result of the oversubscription to the January 2010 Offering, the Company elected to increase the amount of the Offering to $1,750,000, and accepted all subscriptions received by the Company.  The relevant provisions contained in the subscription agreement for the January 2010 convertible debt private offering are as follows:

The closing date was March 31, 2010 and the maturity date is March 31, 2012.  Interest will be earned at 10% per annum; to be paid quarterly, beginning on June 30, 2010.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

In connection with the offering we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock valued at $171,340 based on the grant-date fair value of our common stock. These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and will be amortized over the term of the convertible notes using the effective interest rate method.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting company filers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. This section of this report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended March 31, 2010.

Overview of Company and its Operations

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., (formerly Laycor Ventures Corp.), the registrant, our wholly owned subsidiaries Blackwater New Orleans, L.L.C. and Blackwater Georgia, L.L.C. and to Laycor Ventures, Corp.

Predecessor company references herein are referring to NuStar Terminals Operations Partnership L.P. (“NuStar”), the former owner and manager of the storage terminal in Westwego, LA., and their operations at the storage terminal.

General.  We were incorporated in the State of Nevada, USA on March 23, 2004.  We changed our name from Laycor Ventures Corp. to Blackwater Midstream Corp. on March 18, 2008 and on March 21, 2008, a change in the ownership and management control of the Company occurred.  At that time, we changed our business objective to become an independent developer and manager of third party fuel, agricultural and chemical bulk liquid storage terminals. Commencing in May 2008 we hired new management and appointed a new board of directors.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland for $1.5 million.  The investment in Safeland was to facilitate our acquisition of 435 acres of land near the town of Garyville, Louisiana for a purchase price of $20,500,000, where we planned to build and develop a storage terminal.  However, due to economic conditions at the time, the closing on the land did not take place.

During the year ended March 31, 2009 we evaluated our investment in Safeland for impairment.  Safeland’s principal asset was the property located in Garyville, LA as referenced above.  At the time of our evaluation, the property was valued at approximately $7,760,000; therefore, our 7% share was valued at about $543,200.  This amount was discounted approximately 25% to reflect our minority management interest and we recorded an impairment charge of $1,092,600.  On September 4, 2009, we redeemed our seven percent (7%) interest to Safeland for $325,000, which resulted in an additional impairment charge of $82,400.

Westwego Terminal Operations.  On September 9, 2008, we formed BWNO, a Louisiana limited liability company, as a wholly owned subsidiary of the Company, to acquire the Westwego Terminal.

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related expenses. At acquisition, the Westwego Terminal had an approximate leasable capacity of 752,000 barrels.  The above-the-ground storage tanks at the Westwego Terminal range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.

In September 2009, we secured a long-term contract for storage and subsequently began construction of three 50,000 barrel steel tanks and a Mississippi River ship dock to facilitate this contract and the future growth of the Westwego Terminal.  As of March 31, 2009, construction of two of the three 50,000 steel tanks were complete and in service, bringing the total storage capacity of the Westwego Terminal to 852,000 barrels.  During April and May of 2010, we completed construction of the ship dock and the third 50,000 barrel steel tank thus bringing the current storage capacity at the Westwego Terminal to 902,000 barrels.  It is the opinion and belief of Management that having an operational ship dock, versus a barge dock, will greatly enhance the Company’s ability to promote and secure additional long-term storage contracts.

Our operations support many different commercial customers, including commodity brokers, and refiners and chemical manufacturers. Our location within the Port of New Orleans and the warehousing and distribution attributes this location provides, along with the diversity of our customer base contributes to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

The Company’s Westwego Terminal in the Port of New Orleans has become a hub for caustic solution storage within the lower Mississippi River region.  Since acquiring the Westwego Terminal in December 2008, the Company has attracted additional customers that have added approximately 250,000 barrels of new caustic solution storage to the existing 200,000 barrels of storage already at the site.  This storage volume of caustic solution is one of the largest storage positions in the region.  The Company’s efficient growth in the caustic solution market is supported by the economies of scale from servicing multiple customers in a common industry.  In addition, the Company’s customers can enjoy the benefits of having similar companies at the same site to partner and do business with each other.

Our income from the Westwego Terminal is derived from tank leasing, operational charges associated with the throughput charges for receipt and delivery of our customer’s products; and other services, like blending services, as requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.

Cash generated from the operations at the Westwego Terminal is the primary source of liquidity for funding BWNO’s related debt service, maintenance, and small-scale potential capital expenditures.  We will seek debt financing to fund larger-scale capital expenditures with long-term contracts.

At the Westwego Terminal, we generally receive our customer’s liquid product by river vessel at our Mississippi River dock.  The product is transferred from river vessels to the leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by water vessel.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

At the time of the acquisition of the Westwego Terminal in December 2008, the utilization rate of the leasable barrel storage capacity was approximately 38%.  As of June 1, 2010 the Westwego Terminal had contracted with seven customers utilizing approximately 83.5% of its leasable barrel storage capacity.  The contracted leased storage to our largest customer comprised approximately 40% of our total barrel storage utilization, with our next two largest customers comprising approximately 20% and 14%, respectively.  The increase in utilization is mainly due to our having secured five additional long-term contract customers.  The products stored at the Westwego Terminal as of the date of this Annual Report on Form 10-K are lubricating oils, 50% diaphragm grade caustic soda and sulfuric acid. As of June 2010, one customer accounted for approximately 33% of total revenue.  In August 2010, the Westwego Terminal will begin package filling for a contracted customer, anticipated to contribute approximately $1 million in revenues over the three-year contract period.

Brunswick Terminal Operations. The Brunswick Terminal site, scheduled to be acquired in July 2010, consists of two leasable 80,000 barrel above ground storage tanks and two leasable 500 barrel storage tanks for a combined leasable capacity of 161,000 barrels. This terminal is ideally suited to serve petroleum, chemical and agricultural customers who need deep-water access and distribution in the southeastern sector of the United States of America. We are finalizing contract negotiations with an interested customer for storage at the Brunswick Terminal, to begin upon completion of the acquisition.  At the Brunswick Terminal we will offer product transfer via river vessel, railcar and by bulk liquid carrying truck.

Income from the Brunswick Terminal will be derived from tank leasing, operational charges associated with the throughput charges for receipt and delivery of our customer’s products; and other services, like blending services, as requested by our customers.  The terms of our storage leasing contracts will range from month-to-month, to multiple years, with renewal options.

At the Brunswick Terminal customer liquid product will be received by barge or ship at the Brunswick River dock.  The product will be transferred from barges or ships to the leased storage tank via the terminals’ internal pipeline apparatus.  The customer’s product will be removed from storage at our terminal by truck, railcar and/or by barge or ship.  The length of time that the customer’s product will be held in storage without transfer will vary depending upon the customer’s needs.

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

Our current business model is to increase the utilization at our terminal sites, expand storage at the terminal sites as needed, and to pursue the acquisition of other underachieving, underutilized storage terminals through asset purchases and management agreements. We believe the considerable experience of the Company’s management team will be a key factor in transitioning underperforming terminals into viable profit centers. We expect these acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

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

Property, Plant and Equipment.  Property, plant and equipment, are comprised of real estate, buildings, warehouses, storage tanks, other terminal assets, office equipment, computer software and heavy equipment and are stated at cost, less accumulated depreciation.

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

Results of Operations

For the Year Ended March 31, 2010.

Revenues.  For the year end March 31, 2010 the storage tank revenues totaled approximately $3,721,000 or approximately $310,000 average per month. This increase is attributable to both an increase in the number of customers, an increase in the number of tanks leased, and an increase in the rate structure due to a different product mix.

Ancillary fees are earned based on a customer’s particular needs, and therefore, by their nature fluctuate from month to month.  For the year ended March 31, 2010, the ancillary fees totaled approximately $247,000, an average of approximately $21,000 per month.  This monthly average is a decrease of approximately 37% from the three-month average for the period ended March 31, 2009.  This is attributable to our customers not requiring many ancillary services during this period.

Management monitors the utilization rate of the leasable barrels available in our storage tanks at the Westwego Terminal each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38%.  As of March 31, 2010, the leasable barrel utilization rate was 78%.  See the table below for the month-to-month utilization percentage.  Management attributes this approximate 105% increase in the utilization rate to aggressive marketing of the Westwego Terminal, its desirable location as a distribution hub from the Port of New Orleans, the services offered, storage capacity, and to management’s industry associations.

For the Year Ended March 2010		For the Period December 2008 through March 2009
Month	Utilization Based on Leasable barrels	Month	Utilization Based on Leasable Barrels
Mar 2010	78.0%	Mar 2009	57.8%
Feb 2010	76.7%	Feb 2009	57.8%
Jan 2010	75.0%	Jan 2009	57.8%
Dec 2009	74.0%	Dec 2008	38.0%
Nov 2009	73.3%
Oct 2009	71.8%
Sep 2009	71.8%
Aug 2009	71.8%
Jul 2009	65.6%
Jun 2009	56.4%
May 2009	55.9%
Apr 2009	56.9%

Cost of Revenue Operating Expenses.  Our cost of revenue operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, materials, subcontractors, terminal improvements depreciation expenses, and other expenses. These amounts totaled approximately $1,311,000 for the year ended March 31, 2010, averaging approximately $109,000 per month; basically unchanged from our average monthly cost of revenue operating expense for the three-month period ending March 31, 2009 which was approximately $110,000.  During the latter part of the year ended March 31, 2010, we increased our depreciable assets by approximately $2,497,000; which will equate to future monthly increases of approximately $5,558 in depreciation expense.

Gross Profit.  Gross profit for the year ended March 31, 2010 was approximately $2,657,000, or 67% of revenues, or an average of approximately $221,000 per month.  This 55% increase in the monthly average gross profit as compared to the three-month period ending March 31, 2009 is attributable to an increase in the number of customers and revenues during the year ended March 31, 2010 and management’s plan to keep operating services in focus and below storage terminal industry standards.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management and director non-cash compensation (restrictive stock grants and stock options), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed to the terminal’s operations via our cost of revenues operating expenses.  The table below outlines the expenses for the three-month period ending March 31, 2009 and the year ended March 31, 2010 and the narrative following compares the differences between the periods.

Our consolidated SG&A expenses for the year ended March 31, 2010 were approximately $4,364,000, averaging approximately $364,000 per month or 110% of total revenues. Non-cash activity for this period includes management & director non-cash compensation expense for services of approximately $1,411,000 and professional legal fees of approximately $147,500.  These non-cash expenses total approximately $1,559,000.   Excluding these non-cash amounts, our total SG&A expenses for this year ended March 31, 2010 would have been $2,805,500 or approximately 71% of total revenues.  Comparatively, excluding our non-cash expenses of $243,000 for management and directors services for the period December 23, 2008 through March 31, 2009, the total SG&A would have been $874,000 or 115% of total revenues.

Management is pleased with the decrease in SG&A expenses as related to total revenues, as this supports Management’s belief and plan that we can increase revenues and utilization from our terminals operations without greatly increasing our established SG&A expenses.

			For the period
	For the		December 23, 2008
Selling, General & Administrative (SG&A)	Year ended		Through
Expenses:	March 31, 2010		March 31, 2009
Management Salaries	$1,112,000	26%	$309,000	28%

Management & Director Non-cash Compensation	1,411,000	32%	243,000	22%

Professional Fees	870,000	20%	205,000	18%

Insurance-Other	399,000	9%	89,000	8%

Other SG&A Expenses	572,000	13%	271,000	24%

Total SG&A Expenses	$4,364,000	100%	$1,117,000	100%

Impairment of cost method investment.  During the year ended March 31, 2010 we redeemed our membership interest in Safeland for cash of $325,000 and recorded an additional impairment expenses for $82,400.

Gain / Loss on Disposal of Asset.  Repairs, cleanup and other expenses related to the tank leak incident in February 2009, was recorded at a loss on disposal of assets to the extent that the loss was not recoverable through insurance.  The table below summarizes amounts related to this incident.

On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute are approximately $549,000 worth of unpaid expenses and collection of attorneys’ fees.

Description	COMBINED PERIODS	For the Year Ended March 31, 2010	For the Period December 22, 2008 through March 31, 2009
Environmental: Clean up & mitigation expenses	$(1,191,155)	$(190,487)	$(1,000,668)
Property: Tank disposal	(83,678)	-	(83,678)
Less: Insurance recovery	627,260	445,675	181,585
Loss on Disposal of Asset	$(647,573)	$255,188	$(902,761)

Depreciation.  Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $40,000 for the year ended March 31, 2010, averaging approximately $3,300 per month.

Interest Expense.  For the year ended March 31, 2010, we recorded a net interest expense of approximately $442,000.  This amount consists of cash payments of approximately $21,300 in related party loan interest, $150,200 in September 2009 Offering convertible debt interest, $116,500 in bank loan interest and $8,000 in other various financing arrangements.  Also included in this amount are non-cash expenses of $120,000 for financing charges related to the issuance of shares on our related party loans and approximately $114,000 in non-cash expenses related to the allocation of financing charges related to our September 2009 convertible debt offering. These expenses were offset by construction in progress interest capitalization of approximately $88,000.

Net Profit (Loss) from Operations.  For the year ended March 31, 2010, we incurred a net loss from operations in the amount of approximately $2,015,000, or a net average loss of approximately $168,000 per month.  Without the effects of the impairment of cost method investment expense of $82,400 and the gain on disposal of assets of $255,000 we would have recorded a net loss from operations in the amount of approximately $2,189,000 or averaging a monthly net loss of approximately $182,000.  This is an improvement of approximately 26% when compared to the three-month average monthly adjusted (excluding the impairment of cost method investment expense of $1,092,600 and the loss on disposal of assets of $902,761) net loss for the period ended March 31, 2009 of $247,000.

For the Period December 23, 2008 through March 31, 2009.

The period December 23, 2008 through March 31, 2009 is the first period of storage terminal operations for the Company and for our new management team hired in May and June 2008.  We became an operational entity when we acquired the Westwego Terminal on December 23, 2008.  For the periods prior to December 23, 2008, the Westwego Terminal was owned and operated by a predecessor company.

Revenues.  For the period December 23, 2008 through March 31, 2009 the storage tank revenues totaled approximately $661,000, with ancillary fees totaling approximately $99,000.  This includes approximately $45,000 in revenues for prepaid tank storage rental paid to the predecessor company of the Westwego Terminal for the period December 23, 2008 through December 31, 2008.  Monthly storage tank revenues increased from $195,481 in January 2009 to $210,271 for both February and March 2009 due to storage fees from a new customer.  The average January through March 2009 monthly storage tank revenues was approximately $205,000.

Ancillary fees are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  In January 2009, we provided special tank cleaning services to a customer, resulting in ancillary revenues of approximately $78,000.  In February and March 2009, we provided only routine ancillary fees to customers and our ancillary revenues were about $13,500 and $6,500, respectively. The average January through March 2009 monthly ancillary revenues was approximately $33,000.

Cost of Revenue Operating Expenses.  Our cost of revenue operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, materials, subcontractors, terminal improvements depreciation expenses, and other expenses. These amounts totaled approximately $330,000 for the three-month period ended March 31, 2009, or approximately $110,000 average per month.

Gross Profit.  Gross profit for the three-month period ending March 31, 2009 was approximately $430,000, or 57% of revenues, or an average of approximately $143,000 per month

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management and director non-cash compensation (restrictive stock grants and stock options), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed to the terminal’s operations via our cost of revenues operating expenses.

Our consolidated SG&A expenses for the period December 23, 2008 through March 31, 2009 were approximately $1,117,000, averaging approximately $372,000 per month or 147% of total revenues. The management & director non-cash compensation expense for services of approximately $243,000 included in the total SG&A expense total.   Excluding this non-cash amount, the total SG&A expenses for this period are $874,000.

Impairment of cost method investment.  During the period December 23, 2008 through March 1, 2009, based on a current fair market value appraisal, we recorded an impairment expense of $1,092,600 related to our membership interest investment in Safeland.

Gain / Loss on Disposal of Asset.  Pertaining to the tank leak incident at the Westwego, LA terminal in February 2009, we have recorded the amount paid by our pollution and property insurance carriers, and the pollution insurance related expenses we have incurred as of March 31, 2009 in our respective Consolidated Statements of Operations.  The expenses we incurred related to tank repairs were capitalized and are not reported as an expense.  The table in the section named “For the Year Ended March 31, 2010” summarizes amounts related to this incident.

Depreciation.  Our consolidated overhead (non-revenue producing assets) depreciation expense for the period December 23, 2008 through March 31, 2009 was approximately $10,000, averaging approximately $3,300 per month.

Interest Expense.  We recorded $44,454 in interest expense for the period December 23, 2008 through March 31, 2009.  The majority, approximately $34,000, of our consolidated interest expense was related to our loan agreement with JPM associated with our loan for the acquisition of the Westwego Terminal.  The remainder of approximately $10,000 relates to our related party loans.

Net Profit (Loss) from Operations.  The three-month period ended March 31, 2009 recorded a net loss from operations of approximately $2,737,000.  Without the effects of the impairment of cost method investment expense of $1,092,600 and the loss on disposal of assets of approximately $903,000 we would have recorded a net loss from operations in the amount of approximately $741,000, averaging approximately $247,000 per month.

For the Period January 1, 2008 through March 31, 2008 and the Year Ended December 22, 2008.

These periods represent information pertaining to the Westwego Terminal’s Predecessor activity.

Revenues. For the three-month period ended March 31, 2008 storage tank revenues totaled approximately $533,000, with ancillary fees totaling approximately $47,000, for a total of approximately $580,000, averaging approximately $193,000 per month.  For the year ended December 22, 2008, storage tank revenues totaled approximately $2,060,000 and ancillary fees totaled approximately $237,000 for a total of approximately $2,300,000, averaging approximately $195,000 per month.

Operating Expenses For the three-month period ended March 31, 2008, operating expenses were approximately $382,000; as compared to $1,800,000 for the year ended December 22, 2008, averaging approximately $127,000 and $150,000 per month, respectively.  The increase in average monthly expense is attributable to an increase in maintenance and repairs at the terminal during the latter months of 2008.

Gross Profit.  Gross profit for the three-month period ended March 31, 2008 was approximately $197,000 or 34%  of total revenue and gross profit for the year ended December 22, 2008 was approximately $494,000 or 22% of total revenue, again reflecting the additional amounts spent on tank inspections, tank cleaning and maintenance and repairs performed during the latter months of 2008.

Selling General and Administration Expenses (SG&A).  For the three-month period ended March 31, 2008 SG&A expenses totaled approximately $38,000 or 6.5% of total revenues; as compared to the year ended December 22, 2008 of $203,000 or 9% of total revenues.

Net Profit from Operations.  Net profit for the three-month period ended March 31, 2008 was approximately $159,000 or 27% of total revenues; as compared to the year ended December 22, 2008 net income amount of approximately $291,000 or 13% of total revenues.

Liquidity and Capital Resources.

General.  Our primary cash requirements are for working capital; which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  If we do not generate sufficient cash from operations to meet these requirements, we attempt to raise funds through debt financing and/or equity.  We generally fund our strategic capital expenditures from external sources, primarily borrowing secured by long-term contracts with our customers.  However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control.  The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Significant Events during the Year Ended March 31, 2010.

Redemption of Safeland Storage, L.L.C. Investment.  On September 4, 2009, we redeemed our 7% interest in Safeland and received $325,000 resulting in an impairment charge $82,400, recorded in our Consolidated Statements of Operations as of March 31, 2010.

Long-term Debt and Notes Payable.  In connection with the purchase of the Westwego Terminal in December 2008, BWNO entered into an agreement with JPM to finance $2,500,000 of the purchase price of the storage terminal, which amount bears interest at the annual rate of 1.5% above the Prime Rate.  Beginning on April 30, 2009, we began making monthly principal installments of $41,667 plus accrued monthly interest.  All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

On April 21, 2009, JPM and BWNO amended Section 3.1 D of the Credit Agreement, in which BWNO initially agreed to, at all times, maintain in a JPM Account an amount equal to at least twelve (12) months of principal due and payable under the Term Note.  The amendment waived this minimum balance requirement, provided that commencing on April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the JPM Account are applied to pay the scheduled monthly principal installments of $41,667.  As of March 31, 2010, the balance in the JPM Account had been used exclusively to pay the agreed and required twelve months of principal payments and therefore, the balance in this account was approximately $1,000 from interest earned.

The JPM loan is secured by a mortgage on the Westwego Terminal property.  The JPM loan agreement includes customary events of default including, but not limited to, the failure of BWNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default, the JPM loan agreement will become due and payable automatically and without notice.

On February 12, 2010, BWNO entered into a First Amendment to Credit Agreement a Subordination Agreement and a Non-Revolving Line of Credit Note in the principal amount of $2,150,000 with JPM; pursuant to a Credit Agreement dated December 23, 2008 and a letter agreement dated April 12, 2009 between BWNO and JPM.

The First Amendment amends the Credit Agreement as follows:

1.	Subsection 1.2 was added making the $2,150,000 Credit Note available to partially finance construction of three storage tanks and a ship dock at the Westwego, LA Terminal,
2.	Section 5.2B was amended to establish BWNO’s distribution limits up to a maximum amount of $2,150,000 during any fiscal year beginning with the fiscal year ending March 21, 2011,
3.	Subsection 4.13 was added requiring the extension of the maturity or the conversion of the Company’s September 2009 convertible debt notes by certain date intervals,
4.	Section 5.2M was amended to revise the Test Period definitions,
5.
Reaffirming that the collateral for the Credit Note shall be the Collateral Mortgage, Assignment of Leases and Rents and Security Agreement by BWNO in favor of JPM, dated December 23, 2008, covering the property at 660 LaBauve Drive, Westwego, Louisiana; and adds the Security Agreement by BWNO in favor of JPM of even date herewith covering that certain Terminal Services Agreement between BWNO and Martin Products Sales, L.L.C., dated as of November 9, 2009, and

6.	Establishing certain required documentation and certain fee payments.

In the Subordination Agreement we agreed that the Subordinated Advance amount of $3,000,000 previously loaned by the Company to one of its subsidiaries is and will continue throughout the loan to subordinated and unsecured debt.

The Credit Note bears interest at the annual rate of 2.00% above the Prime Rate, subject to certain minimum rate requirements.  We will pay consecutive monthly installments of interest only, commencing February 28, 2010 and continuing on the last day of each calendar month thereafter.  In addition, commencing on April 30, 2010, and continuing on the last day of each calendar month thereafter, we shall pay principal installments of $35,000.  All unpaid principal and accrued unpaid interest is finally due and payable on February 12, 2011.  We expect to modify these terms, resulting in a final payment date of March 31, 2014.

On June 24, 2010, BWNO entered into a Line of Credit Note with JPM.  This Line of Credit Note provides BWNO access to an amount up to $500,000 to provide working capital and to finance the contract capital improvements, tank modifications, piping, drumming equipment, etc.  The Line of Credit Note will bear interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, BWNO will make monthly interest payments until maturity, June 30, 2011, when the principal sum will be due.  The Line of Credit Note is secured by an existing Collateral Mortgage on the Westwego Terminal Property, along with a Continuing Security Agreement granting JPM a security interest in BWNO’s accounts, chattel paper, general intangibles and instruments, deposit accounts, documents, equipment, letter of credit rights and contracts.  In addition, BWNO and JPM also amended BWNO's existing Credit Agreement, adding the Line of Credit to its credit facility and adding several newly defined terms.  Copies of the Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement are included as exhibit 10.28 to this current report on Form 10-K.

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

The Insider Loans bore interest at the annual rate of 12%.  The Insider Loans are secured by a security interest on the Company’s interests in its wholly owned subsidiary.

In December 2009, we retired the notes by paying the outstanding principal and accrued interest balance of the payment date.   In December 2009, the Board of Directors granted and issued an aggregate total of 375,000 shares of the Company’s common stock to the holders of the Insider Loans.  These shares vested immediately and were expensed by the Company based on the grant-date fair value of the stock.  Pursuant to the issuance of these shares, the Company recorded an aggregate expense of $120,000.

Private Offering of Convertible Debt.

September 2009 Offering:  The Company engaged in a private offering of $2,250,000 of convertible debt on September 10, 2009.  Funds raised were used in the construction of assets at the Westwego Terminal and other operating expenses.  Upon closing of the September 2009 Offering, the Company received subscription agreements and collected funds in the amount of $3,001,033.  Related party investors accounted for $180,000 of the aggregate amount of convertible debt funds collected.

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

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and are being amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010, we amortized approximately $114,000 of deferred financing cost.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were extended by certain intervals.  The actual terms of the amendment are incorporated herein by reference to Section 4.13 on Page 1 of Exhibit 10.2 of the Company’s 8-K filed with the SEC on February 18, 2010.

January 2010 Offering:  The Company engaged in a private offering of $1,650,000 of convertible debt on January 17, 2010.   Funds were raised to acquire the Brunswick Terminal.  Upon closing of the January 2010 Offering, the Company had received subscription agreements and collected funds in the amount of $1,750,000.  Related party investors accounted for $70,000 of the aggregate amount of convertible debt funds collected.

The relevant provisions contained in the subscription agreement for the January 2010 convertible debt private offering are as follows:

The closing date was March 31, 2010 and the maturity date is March 31, 2012.  Interest will be earned at 10% per annum; to be paid quarterly, beginning on June 30, 2010.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

In connection with the offering we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock valued at $171,340 based on the grant-date fair value of our common stock. These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and will be amortized over the term of the convertible notes using the effective interest rate method.

For the Period December 23, 2008 Through March 31, 2009.

The three-month period ended March 31, 2009 is the first period (December 23, 2008 – March 31, 2009) in which we generated revenues from operations, pursuant to our acquisition of the Westwego Terminal on December 23, 2008.  Prior to that date, we were in the development stage.

As of March 31, 2009, our total assets were approximately $6,555,000.  This amount includes cash and cash equivalents of $12,565, restricted cash of approximately $500,000, trade receivable of approximately $22,000, other receivables are for our tank disposal associated with our insurance incident of approximately $182,000, and prepaid expenses of approximately $69,000.  Additionally, the total assets amount includes our discounted minority management investment in Safeland of $407,400 and net property, plant and equipment of approximately $5,363,000.

Our total liabilities were approximately $4,812,000.  Our current liabilities were approximately $2,748,000, which includes accounts and accrued payables of approximately $724,000, deferred revenue (due to storage prepayment) of approximately $73,000, liabilities for our tank disposal associated with our insurance incident of approximately $1,215,000 and the current portion of our long-term debt of approximately $736,000.  Our long-term liabilities were approximately $2,064,000, which includes the long-term portion of our bank loan of $2,000,000 and our related party loans of approximately $64,000.

At March 31, 2009, we had negative working capital of approximately $1,964,000.

As shown in the accompanying consolidated financial statements, we incurred a consolidated net loss of $2,736,971 for the period December 23, 2008 through March 31, 2009.  This figure includes non-cash expenses for depreciation of $88,194, an impairment charge of $1,092,600 for our minority management investment in Safeland, and a loss on tank disposal associated with our insurance incident for $83,678 and stock based compensation to members of management for $248,339.  Without these non-cash expenses, we would have generated a net loss of cash of $1,224,160 for the period.

For the Year Ended March 31, 2010

The year ended March 31, 2010 is the first full year in which we generated revenues from operations.

As of March 31, 2010, our total assets were approximately $12,528,000.  This amount includes cash and cash equivalents of approximately $2,021,000.  Included in the cash amount is $1,725,000 deposited in the Company’s escrow bank account which was received as per our January 2010 Offering for use towards the Brunswick Terminal acquisition.  Additionally, the total assets amount includes approximately $50,000 from trade receivables, approximately $441,000 from the current portion of deferred financing charges and approximately $253,000 for prepaid expenses, approximately $303,000 for the long-tem portion of deferred financing charges and approximately $9,461,000 from net property, plant and equipment.

Our total liabilities were approximately $10,737,000.  Our current liabilities were approximately $4,486,000, which includes accounts and accrued payables of approximately $1,625,000, deferred revenue (due to storage prepayment) of approximately $405,000, liabilities for our tank disposal associated with our insurance incident of approximately $617,000, and the current portion of our long-term debt of $1,839,500.

At March 31, 2010, we had negative working capital of approximately $1,723,000.  This is an increase of approximately $241,000 from the period December 23, 2008 through March 31, 2009.  Management is aware that our corporate and administrative overhead is designed and structured to accommodate and manage multiple storage terminals.  Our pending acquisition of the Brunswick Terminal, when leased, will contribute to our increased cash flow and liquidity.

As shown in the accompanying consolidated financial statements, we incurred a consolidated net loss of $2,015,761 for the year ended March 31, 2010.  This figure includes non-cash expenses for depreciation of $346,047, an impairment charge of $82,400 for our minority management investment in Safeland, stock based compensation to members of management, directors and for services in the amount of $1,569,268 and $120,000 for stock issued to related parties as per loan agreements.  Without these non-cash expenses, we would have generated a net gain in cash of $101,954 for the period.  This is an increase in the amount of cash generated from the period December 23, 2008 through March 31, 2009 of approximately $1,326,000.

For the Year Ended March 31, 2010 as Compared to the Period December 23, 2008 through March 31, 2009.

At March 31, 2010, we had cash totaling $295,527 plus cash set aside by the Company of $1,725,000 for the Brunswick Terminal acquisition.  At March 31, 2009 we had cash of $12,565; therefore, during the period we had a net increase in cash of approximately $2,008,000.

During the year ended March 31, 2010, we reported a net loss of approximately $2,016,000.  This was offset by non-cash activities of approximately $2,232,000 and a use of cash from changes in operating assets and liabilities of approximately $462,000, use of cash from investing activities of approximately $2,553,000 and receipt of funds from various financing activities of approximately $4,807,000, resulting in an increase in cash for the period of approximately$2,008,000; excluding the amount set aside by the Company of $1,725,000, our net cash increased by $283,000.

Future minimum payments under the above third party and related party loan agreements for the next five years and the total amount thereafter are as follows; if none of the convertible debt loans are converted into common shares of the company.

Year ending March 31,
2011	$1,839,500
2012	5,251,033
2013	500,000
2014	500,000
2015	0
Thereafter	0
$8,090,533

We do not have any operating leases.

Previous Liquidity and Capital Resources Activity.

From June through August 2008, we issued 2,092,500 shares of restricted common stock for cash proceeds of $4,185,000 in a private placement, which was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended. In connection with the offering, we engaged Falcon International Consulting Limited to act as placement agent. Falcon International received a fee of 10% of the gross proceeds of the Offering.

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

In connection with the December 2008 Offering, the Company engaged Falcon Capital Limited to act as placement agent.  Falcon Capital secured Purchase Agreements for a total of 5,424,600 shares and received a fee of $135,615, or 10% of the gross proceeds for the portion of the December 2008 Offering attributable to them, as well as 542,460 restricted shares of the Company’s common stock distributed to affiliates of Falcon Capital, which includes 406,845 shares to the Company’s director at that time, Mathijs van Houweninge.

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

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland for $1.5 million, pursuant to a Membership Interest Purchase Agreement with Safeland for the purchase of land located in Garyville, LA for a purchase price of $20,500,000.

For the Period January 1, 2008 Through Ended March 31, 2008 as Compared to the Period January 1, 2008 Through December 22, 2008.

During the period from January 1, 2008 through March 31, 2008 and for the year ended December 22, 2008, cash flows from the Predecessor’s operations contributed approximately $187,000 and approximately $411,000, respectively, which were remitted to the parent company of the Predecessor of the Westwego Terminal.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting company filers.

 Item 8.  Financial Statements and Supplementary Data.

BLACKWATER MIDSTREAM CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent registered public accounting firm,

Consolidated Balance Sheets as of March 31, 2010 and March 31, 2009 (Successor),

Consolidated Statements of Operations for the year ended March 31, 2010 (Successor), the period December 23, 2008 through March 31, 2009 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor) (Unaudited), and the period January 1, 2008 through December 22, 2008 (Predecessor),

Consolidated Statements of Stockholders’ Equity for the period December 23, 2008 through March 31, 2010 (Successor),

Statements of Net Parent Investment for the period December 31, 2007 through December 22, 2008 (Predecessor),

Consolidated Statements of Cash Flows for the year ended March 31, 2010 (Successor), the period December 23, 2008 through March 31, 2009 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor) (Unaudited), and the period January 1, 2008 through December 22, 2008 (Predecessor),

Notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blackwater Midstream Corp.
Westwego, LA

We have audited the accompanying consolidated balance sheets of Blackwater Midstream Corp. (the “Company” or “Successor”) as of March 31, 2010 and March 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2010 and for the period from December 23, 2008 through March 31, 2009.  We have also audited the accompanying statements of operations, net parent investment and cash flows of the Westwego, LA Terminal Business (Predecessor) for the period January 1, 2008 through December 22, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010 and March 31, 2009; and the related consolidated results of its operations and its cash flows for the year ended March 31, 2010 and for the period from December 23, 2008 through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the period from January 1, 2008 through December 22, 2008 in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

June 28, 2010

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	MARCH 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$2,020,527	$12,565
Restricted cash	-	500,260
Receivables-trade (net of allowance of $0 and $20,680 as of March 31, 2010 and March 31, 2009, respectively)	49,720	21,609
Receivables-other	-	181,585
Current portion of deferred financing charges	440,528	-
Prepaid expenses and other current assets	252,607	68,775
Total current assets	2,763,382	784,794

Investment in Safeland Storage, LLC	-	407,400
Long-term portion of deferred financing charges	303,327	-
Property, plant, equipment, net	9,461,415	5,362,702

TOTAL ASSETS	$12,528,124	$6,554,896

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$1,396,334	$644,919
Accounts payable-related parties	11,832	27,222
Accrued liabilities	216,891	51,652
Deferred revenue	405,184	72,834
Liabilities-disposal of asset	616,671	1,215,437
Current portion of long-term liabilities	1,839,500	500,000
Current portion of long-term liabilities-related party loans	-	236,365
Total current liabilities	4,486,412	2,748,429

Long-term liabilities:
Bank loan	1,500,000	2,000,000
Related party loans	-	63,635
Related party convertible debt	250,000	-
Convertible debt	4,501,033	-
Total long-term liabilities	6,251,033	2,063,635

TOTAL LIABILITIES	10,737,445	4,812,064

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares,
issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value:
54,408,734 and 51,993,024 issued, outstanding at March 31, 2010 and March 31, 2009, respectively	54,409	51,993
Additional paid-in capital	9,298,768	7,237,576
Accumulated deficit	(7,562,498)	(5,546,737)
TOTAL STOCKHOLDERS' EQUITY	1,790,679	1,742,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,528,124	$6,554,896

The accompanying notes are an intergral part of these consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
STATEMENTS OF CONSOLIDATED OPERATIONS

	Successor		Predecessor
		For the period	For the period
		December 23, 2008	January 1, 2008
	Year Ended	through	through	Year ended
	March 31, 2010	March 31, 2009	March 31, 2008	December 22, 2008
			(Unaudited)
Revenue
Storage	$3,720,679	$661,292	$533,127	$2,060,157
Other Services	247,443	98,601	46,748	237,009

Total Revenue	3,968,122	759,893	579,875	2,297,166

Cost of revenue
Labor	(496,903)	(127,625)	(204,029)	(771,016)
General materials	(86,096)	(31,435)	(39,431)	(165,947)
Subcontractors	(228,971)	(66,645)	(19,315)	(167,300)
Depreciation	(306,214)	(77,756)	(27,746)	(101,007)
Other costs of revenue	(193,393)	(26,856)	(92,284)	(597,438)

Total cost of revenue	(1,311,577)	(330,317)	(382,805)	(1,802,708)

GROSS PROFIT	2,656,545	429,576	197,070	494,458

OTHER OPERATING EXPENSES:
Selling, general and administrative	4,363,720	1,116,776	37,871	202,922
Impairment of cost method investment	82,400	1,092,600	-	-
(Gain) Loss on disposal of asset	(255,188)	902,761	-	-
Depreciation	39,833	10,438	-	-

Total other operating expenses	4,230,765	3,122,575	37,871	202,922

Income (Loss) from operations	(1,574,220)	(2,692,999)	159,199	291,536

Interest income	674	482	-	-
Net interest expense	(442,215)	(44,454)	-	-

Net income (loss) from continuing operations	$(2,015,761)	$(2,736,971)	$159,199	$291,536

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.06)

Weighted average number of shares
outstanding: basic and diluted	52,783,278	45,750,795

The accompanying notes are an intergral part of these consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the period December 23, 2008 to March 31, 2010
SUCCESSOR

	COMMON STOCK
	NUMBER OF	PAR	ADDITIONAL
	COMMON	VALUE	PAID -IN	ACCUMULATED
	SHARES	$ 0.001	CAPITAL	DEFICIT	TOTAL
Balance, December 23, 2008	44,503,596	$44,504	$6,996,726	$(2,809,766)	$4,231,464

Shares issued for services	5,433,278	5,433	242,906	—	248,339

Free “Make-whole” Shares issued to private placement investors	2,056,150	2,056	(2,056)	—	—

Net loss	—	—	—	(2,736,971)	(2,736,971)
Balance, March 31, 2009	51,993,024	$51,993	$7,237,576	$(5,546,737)	$1,742,832

Shares issued for services	681,710	682	197,108	—	197,790

Shares issued for debt financing	1,359,000	1,359	372,981	—	374,340

Shares issued with debt – related parties	375,000	375	119,625	—	120,000

Stock option expense	—	—	1,371,478	—	1,371,478

Net loss	—	—	—	(2,015,761)	(2,015,761)
Balance at March 31, 2010	54,408,734	$54,409	$9,298,768	$(7,562,498)	$1,790,679

BLACKWATER MIDSTREAM CORP.
STATEMENT OF NET PARENT INVESTMENT

For the period December 31, 2007 to December 22, 2008
PREDECESSOR

Amount

Balance, December 31, 2007	$2,707,846
Net Income	291,536
Net cash repayments to parent	(411,197)
Balance, December 22, 2008	$2,588,185

The accompanying notes are an integral part of these consolidated financial statements.

BLACKWATER MISTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		For the period	For the period	For the period
		December 23, 2008	January 1, 2008	January 1, 2008
	Year Ended	Through	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	December 22, 2008
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,015,761)	$(2,736,971)	$159,199	$291,536
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	346,047	88,194	27,746	101,007
Amortization of deferred financing fees	114,031	-	-	-
Loss on tank disposal	-	83,678	-	-
Impairment of Safeland Storage, LLC investment	82,400	1,092,600	-	-
Stock based compensation	1,569,269	248,339	-	-
Stock issued in connection with related party debt	120,000	-	-	-

Changes in operating assets and liabilities:
Accounts receivable	153,474	(203,194)	-	7,654
Prepaid expenses	(183,832)	229,930	-	-
Deferred revenue	332,350	72,834	-	-
Accounts payable and accruals	(763,758)	1,202,776	-	11,000
Net cash provided by operating activities	(245,780)	78,186	186,945	411,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	500,260	-	-	-
Proceeds from investments	325,000	-	-	-
Purchase of Westwego, LA Terminal	-	(2,419,601)	-	-
Purchase of property, plant and equipment	(3,378,505)	(6,410)	-	-
Net cash used in investing activities	(2,553,245)	(2,426,011)	-	-

CASH FLOWS FROM FINANCING ACTIVITES:
Cash repayments to parent	-	-	(186,945)	(411,197)
Financing Fees	(483,546)	-	-	-
Cash proceeds from convertible debt	4,501,033	-	-	-
Cash proceeds from convertible debt related party investors:	250,000	-	-	-
Proceeds from related party debt	-	300,000
Payments on related party debt	(300,000)	-	-	-
Proceeds from bank loan	1,339,500	-	-	-
Payments on bank loan	(500,000)	-	-	-
Net cash provided by (used in) financing activities	4,806,987	300,000	(186,945)	(411,197)

NET CHANGE IN CASH FOR THE PERIOD	2,007,962	(2,047,825)	-	-
CASH AT BEGINNING OF PERIOD	12,565	2,560,650	-	-
CASH AT END OF PERIOD	$2,020,527	$512,825	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$296,030	$44,454	$-	$-
Cash paid for income taxes	$-	$-	$-	$-
Non-cash investing and financing transactions: Bank loans used to purchase Westwego Terminal paid directly to seller	$-	$2,500,000	$-	$-
Construction in progress included in accounts payable	$1,066,253	$356,550	$-	$-
STOCK ISSUED FOR DEBT FINANCING	$374,340	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION,AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

We were incorporated in the State of Nevada, U.S.A., on March 23, 2004.  On March 18, 2008, we changed our name to Blackwater Midstream Corp. from Laycor Ventures Corp. On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BWNO”) as a wholly-owned subsidiary of the Company, incorporated in the State of Louisiana. On December 23, 2008, BWNO acquired an existing bulk liquid storage terminal in Westwego, LA (the “Westwego Terminal”) from NuStar Terminals Operations Partnership L.P. (See Note 3.)  On February 26, 2010, we formed Blackwater Georgia, L.L.C. (“BWGA”), a Georgia limited liability company, as our wholly owned subsidiary.

Successor company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., the registrant, our wholly-owned subsidiaries, Blackwater New Orleans, L.L.C. and Blackwater Georgia, L.L.C., and to Laycor Ventures, Corp.

Predecessor company references herein relate to NuStar Terminals Operations Partnership L.P., the former owner and manager of the storage terminal in Westwego, LA., and its operations at the storage terminal.

BASIS OF PRESENTATION - PREDECESSOR

These financial statements include the accounts of the Westwego Terminal.  Historically, financial statements have not been prepared for the Westwego Terminal, as it had no separate legal status of existence. The accompanying carve-out financial statements have been prepared to present the statements of financial position of the Westwego Terminal and statements of operations and cash flows of the Westwego Terminal for inclusion in Blackwater Midstream Corp.’s Form 10-K for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. These statements include only those assets, liabilities and related operations of the Westwego Terminal as historically incurred by the Westwego Terminal and exclude all other assets, liabilities and operations of NuStar.  The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using Westwego Terminal-specific information where available and allocations and estimates where data is not maintained on a Westwego Terminal-specific basis within its books and records.  Allocations were based primarily off of a percentage of revenue adjusted when needed based on facts and circumstances where a more specific allocation was deemed more appropriate.   Due to the significant amount of allocations and estimates used to prepare these carve-out financial statements, they may not reflect the financial position, cash flows or results of operations of the Westwego Terminal in the future or what its operations, cash flows and financial position would have been had the Westwego Terminal been operating on a stand-alone basis during the periods presented. These financial statements do not include a carve-out for cash as the operations have historically been fully funded by NuStar.

CONSOLIDATION

The accompanying successor consolidated financial statements represent the consolidated operations of Blackwater Midstream Corp. and its wholly-owned subsidiaries, BWNO and BWGA.  Intercompany balances and transactions have been eliminated in consolidation.

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

RESTRICTED CASH

From December 2008 through March 31, 2010 we maintained a bank account with JPM, which we pledged to use proceeds from this Account to pay the scheduled monthly principal installments of $41,667, each that are due and payable under our Term Note.  This pledge with JPM expired on March 31, 2010 and there were no restricted funds remaining or required to remain in this account.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACCOUNTS RECEIVABLE

Accounts receivable represent valid claims against non-affiliated customers and are recognized when services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review.  Accounts receivable are written off when the account is deemed uncollectible.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, are comprised of real estate, buildings, warehouses, storage tanks, terminal assets, office equipment, computer software and heavy equipment and are stated at cost, less accumulated depreciation.

Assets are depreciated on a straight-line basis over their estimated useful lives, which range from 4 to 40 years. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

CONSTRUCTION IN PROGRESS

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at March 31, 2010, represents facilities under installation and prepayments on assets being purchased.

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

ENVIRONMENTAL REMEDIATION COSTS

Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. As of March 31, 2010, we are not aware of any environmental remediation costs associated with the acquisition of the Westwego Terminal or to the planned acquisition of the Brunswick Terminal.  All cleanup efforts have been completed associated with the tank leak incident in February 2009 at the Westwego Terminal site.  We have estimated these costs and have accrued them in our Consolidated Statements of Operations.

INVESTMENTS

The cost method is used to account for our investments in limited liability companies where we hold an interest of 20% or less and do not have control of the limited liability company.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, ASC 740 - “Accounting for Income Taxes” (“ASC 740”). This standard requires the use of an asset and liability approach for financial accounting for and reporting of income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended March 31, 2010, for the period December 23, 2008 through March 31, 2009 potential dilutive securities had an anti-dilutive effect and therefore, were not included in the calculation of diluted net loss per common share.

CAPITALIZED INTEREST

Interest costs are capitalized while development is in progress.

STOCK-BASED COMPENSATION

The Company follows SFAS 123(R), ASC 718, which require all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their estimated fair values. The Company recognizes the expense on a straight-line basis over the requisite service period, which is normally the vesting period.

We account for non-employee share-based awards in accordance with EITF No. 96-18, ASC 505 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

FAIR VALUE MEASURES

In September 2006, the FASB issued Statement No. 157, ASC 820 “Fair Value Measurements.”  Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged.  The provisions of Statement No. 157 are to be applied on a prospective basis with the exception of certain financial instruments for which retrospective application is required.  The FASB deferred the effective date for one year for all nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually).  The Company adopted Statement No. 157 effective January 1, 2008, the adoption of which has not affected its financial position or results of operations.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates book value at March 31, 2010 and 2009 due to the short-term nature of these accounts.  The fair value of our debts with JP Morgan Chase Bank, N.A. also approximates book value due to the variable rate of interest charged.  We had three insider loans that bear interest at the fixed annual rate of 12%, maturing June 2010; however, these were paid in full during December 2009.  The fair value of these loans does not materially differ from book value.  It is management’s opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values. Occasionally, our cash deposits may exceed the FDIC insurable limit.

NEW ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncement to have a significant impact on our results of operations, financial position or cash flow.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life of the assets when new. :

	Estimated Useful Life	March 31, 2010	March 31, 2009
Land		$1,313,947	$1,313,947
Office building & warehouses	40	253,963	244,724
Improvements	40	146,609	146,609
Dock	30	978,325	978,325
Tanks and piping	40	4,677,250	2,227,023
Equipment	5	15,346	15,346
Office equipment, software & tools	5 - 7	164,463	126,437
Construction in Process		2,439,698	492,430
Total property, plant and equipment		9,989,601	5,544,841
Less: accumulated depreciation		(528,186)	(182,139)
Net property, plant and equipment, net		$9,461,415	$5,362,702

The Company’s remaining useful life of major assets acquired with the Westwego Terminal was based on an appraiser’s determination of a percent of useful life remaining for major assets as of the acquisition date.  Management applied this percentage to its determination as to the potential full useful life of each major asset to arrive at a useful life remaining.  Above ground steel storage tanks are designed for long lives and it is common for a storage tank to provide useful service for a period of 40 years or longer.

A summary of the ranges of remaining useful lives calculated for the Westwego Terminal assets when acquired in December 2008 are as follows:

Office building & warehouse	4 – 26 years
Improvements	4 – 20 years
Dock	25 years
Tanks and piping	6 – 37 years *1
Equipment	5 years
Office equipment, software, tools	5 years

*1  Only one storage tank was recorded with a remaining useful life of 37 years as it had been recently constructed as of December 2008.  The remainder of the tanks were recorded with a remaining useful life of between 6 and 12 years.

Depreciation and amortization expenses related to property, plant and equipment totaled $346,047 and $88,194 for the year ended March 31, 2010 and the period from December 23, 2008 through March 31, 2009 (Successor); respectively, and $27,746 and $101,007 for the period from January 1, 2008 through March 31, 2008 and the period from January 1, 2008 through December 22, 2008 (Predecessor), respectively.

Construction in Process projects as of March 31, 2009 were completed during the current year and recorded as assets.  Construction in Process projects as of March 31, 2010 totaled approximately $2,440,000 and consists of a river dock and steel storage tank under construction.

The Company capitalizes interest cost while Construction in Process projects are under construction.  During the year ended March 31, 2010, approximately $88,000 of interest was capitalized.

3.	ACQUISITION OF NUSTAR’S WESTWEGO, LA STORAGE TERMINAL

On December 23, 2008, we acquired the 852,000 barrel Westwego Terminal, including land and other improvements for $4,919,601.  The terminal is located on approximately 26.5 acres of land located at the Port of New Orleans, Westwego, Louisiana.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the acquisition of the Westwego Terminal, the Company was a shell company.  As a result, predecessor financial statements are provided in accordance with Article 8-01 (Note 1 to paragraph 210.8 thereunder) of Regulation S-X.  Because the Company had limited operating activity prior to the acquisition, no pro forma statements are provided.

The following table sets forth the costs and final purchase price allocation related to the Westwego Terminal acquisition.

Cost of the acquisition:
Cash paid from the proceeds of debt	$2,500,000
Cash paid from cash on hand	2,300,000
Cash paid for other acquisition costs	119,601
$4,919,601
Purchase price allocation:
Property	$1,313,947
Plant and Equipment	3,577,306
Air and Water Permit	28,348
$4,919,601

4.	LOSS ON STORAGE TANK DISPOSAL

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

As a result of this leak we recorded a gain on disposal of asset of $255,188 for the year ended March 31, 2010 and a loss on disposal of asset of $902,761 for the period December 23, 2008 through March 31, 2009.  The table below presents the net activity for both periods.

Description	COMBINED PERIODS	For the Year Ended March 31, 2010	For the Period December 22, 2008 through March 31, 2009
Environmental: Clean up & mitigation expenses	$(1,191,155)	$(190,487)	$(1,000,668)
Property: Tank disposal	(83,678)	-	(83,678)
Less: Insurance recovery	627,260	445,675	181,585
Loss on Disposal of Asset	$(647,573)	$255,188	$(902,761)

Insurance recovery is shown net of a $275,000 deductible.

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

JP Morgan Chase loan agreement

In connection with the Acquisition of the Westwego Terminal, BWNO borrowed $2,500,000 from JPM which matures on March 31, 2014 and bears interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements. Monthly installments of interest only payments began on January 31, 2009 and monthly principle installments of $41,667 commenced on April 30, 2009.

The JPM loan is secured by a mortgage on the Westwego Terminal assets. The JPM Loan Agreement includes customary events of default, including, but not limited to, the failure to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default, the JPM Loan Agreement will become due and payable automatically and without notice.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial loan agreement required a restricted depository account with a minimum balance of $500,000.  On April 21, 2009, we amended the credit agreement with JPM to remove the requirement of a compensating balance.  However, the initial deposit remained with JPM and was applied as principal and interest payments as they became due monthly.  As of March 31, 2010, the JPM account balance was $1,000.

 On February 12, 2010, we amended the JPM loan agreement and entered into a subordination agreement and a non-revolving line of credit note in the principal amount of $2,150,000 with JPM; pursuant to our credit agreement, dated December 23, 2008 and a letter agreement dated April 12, 2009 between BWNO and JPM.

The First Amendment amends the Credit Agreement as follows:

1.	Subsection 1.2 was added making the $2,150,000 Credit Note available to partially finance construction of three storage tanks and a ship dock at the Westwego, LA Terminal,
2.	Section 5.2B was amended to establish BWNO’s distribution limits up to a maximum amount of $2,150,000 during any fiscal year beginning with the fiscal year ending March 21, 2011,
3.	Subsection 4.13 was added requiring the extension of the maturity or the conversion of the Company’s September 2009 convertible debt notes by certain date intervals,
4.	Section 5.2M was amended to revise the Test Period definitions,
5.
Reaffirming that the collateral for the Credit Note shall be the Collateral Mortgage, Assignment of Leases and Rents and Security Agreement by BWNO in favor of JPM, dated December 23, 2008, covering the property at 660 LaBauve Drive, Westwego, Louisiana; and adds the Security Agreement by BWNO in favor of JPM of even date herewith covering that certain Terminal Services Agreement between BWNO and Martin Products Sales, L.L.C., dated as of November 9, 2009, and

6.	Establishing certain required documentation and certain fee payments.

The credit note bears interest at the annual rate of 2.00% above the Prime Rate, subject to certain minimum rate requirements.  We will pay consecutive monthly installments of interest only, commencing February 28, 2010 and continuing on the last day of each calendar month thereafter.  In addition, commencing on April 30, 2010, and continuing on the last day of each calendar month thereafter, we shall pay principal installments of $35,000.  All unpaid principal and accrued unpaid interest is finally due and payable on February 12, 2011.

In addition, the loan agreement contains certain restrictive covenants, which among other things limit our ability to make distributions, sell equity interest, incur additional debt, or create liens on our property. The loan agreement also contains certain financial covenants, which require us to, beginning March 31, 2010 maintain a fixed charge coverage ratio of less than 1.20 to 1.00. This is defined as the ratio of (1) net income before income taxes, plus amortization, depreciation, interest, rent and operating lease payments less distributions to (2) prior period current maturities of long-term debt and capital leases plus interest, taxes, rent and operating lease payments.

Related party loans

In December 2008, we borrowed $125,000 and $100,000 from Ter Mast Beheer Utrecht, B.V. and Isaac Suder, respectively.  In January 2009 we borrowed $75,000 from No Logo Air, Inc.  On January 20, 2009, we entered into a loan and security agreement, effective January 1, 2009, with Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder, in the principal amount of $125,000, $75,000 and $100,000, respectively.  Ter Mast Beheer Utrecht, B.V. and No Logo Air, Inc. are each owned and controlled by Mathijs van Houweninge, a director of the Company.  Isaac Suder is the father of Michael Suder, a director of the Company and its President and Chief Executive Officer.  Collectively, Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder are hereinafter referred to as the “Creditors”.

The loans bore interest at the annual rate of 12%.  Monthly installments of interest only payments began on January 31, 2009 and continued through final payment.  The loans were secured by a security interest on the Company’s Westwego Terminal.

In December 2009, we retired the notes by paying the principal and accrued interest balance as of the payment date.  In December 2009, the Company’s Board of Directors granted and issued an aggregate total of $375,000 restricted shares of the Company’s stock to the holders of the insider loans.  These shares vested immediately and were expensed by the Company based on the grant-date fair value of the stock.  Pursuant to the issuance of these shares, the Company recorded an aggregate expense of $120,000.

Private Offering of Convertible Debt.

September 2009 Offering:  The Company engaged in a private offering of $2,250,000 of convertible debt (the “September 2009 Offering”) on September 10, 2009.   Upon termination of the September 2009 Offering, the Company had received subscription agreements and collected funds in the amount of $3,001,033.  Related party investors accounted for $180,000 of the aggregate amount of convertible debt funds collected.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of December 31, 2009 and are being amortized into interest expense over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010, we amortized approximately $114,000 of deferred financing cost.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were extended by certain intervals.

January 2010 Offering:  The Company raised $1,750,000 through the issuance of convertible debt in a private offering, which closed on March 31, 2010.  The maturity date on the convertible notes is March 31, 2012 and interest will be earned at 10% per annum; to be paid quarterly, beginning on June 30, 2010.  The debt is convertible into restricted shares of common stock at a rate of $0.50 per share.  The principal is to be repaid at the maturity date, unless converted.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

In connection with the issuance of the convertible debt we incurred cash fees of $164,750 and issued 659,000 restricted shares of common stock of the Company.  The shares were valued using the grant-date quoted market price of our common stock, which amounted to $171,340.  These fees are included in the deferred financing costs in our consolidated balance sheet as of March 31, 2010 and will be amortized into interest expense over the term of the convertible notes using the effective interest rate method.

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

Future minimum payments under the above third party and related party loan agreements for the next five years and the total amount thereafter are as follows; if none of the convertible debt loans are converted into common shares of the company:

Year ending March 31,
2011	$1,839,500
2012	5,251,033
2013	500,000
2014	500,000
2015	0
Thereafter	0
$8,090,533

6.	INVESTMENT IN SAFELAND STORAGE, LLC.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage L.L.C. for $1,500,000.  The investment in Safeland was to facilitate our acquisition 435 acres of land in the town of Garyville, Louisiana for a purchase price of $20,500, where we planned to build and develop a storage terminal.  However, due to economic conditions at the time, the closing on the land did not take place.

During the year ended March 31, 2009, we evaluated our investment in Safeland for impairment.  Safeland’s principal asset was the property located in Garyville, LA.  At the time of our evaluation, the property was valued at approximately $7,760,000; therefore, our 7% share was valued at about $543,200.  This amount was discounted approximately 25% to reflect our minority management interest and we recorded an impairment charge of $1,092,600.  On September 4, 2009, we redeemed our seven percent (7%) interest in Safeland for $325,000, which resulted in an additional impairment charge of $82,400.

7.	SHARE CAPITAL AND STOCK-BASED COMPENSATION

The following table details equity transactions of the Successor which occurred between March 3l, 2008 and December 22, 2008 and are not included in the consolidated statement of equity:

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE $ 0.001	ADDITIONAL PAID -IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, March 31, 2008	24,034,500	$24,035	$131,541	$(158,045)	$(2,469)

Shares issued for services	821,036	821	1,227,312	—	1,228,133

Shares issued for cash, net of offering costs	10,317,100	10,317	5,646,578	—	5,656,895

Shares issued to placement agent for stock offering	960,960	961	(335)	—	626

Additional shares issued in connection with August 2008 offering	8,370,000	8,370	(8,370)	—	—

Net loss	—	—	—	(2,651,721)	(2,651,721)
Balance, December 22, 2008	44,503,596	$44,504	$6,996,726	$(2,809,766)	$4,231,464

COMMON STOCK SALES

From June through August 2008, we issued 2,092,500 shares of restricted common stock for cash proceeds of $4,185,000 in a private placement. In connection with the offering, we paid fees equal to 10% of the gross proceeds of the offering.  In addition, we issued 83,700 shares of restricted common stock for services related to this offering, which were valued at $167,400 and netted against the gross proceeds of the offering

In December 2008, we issued an aggregate of 8,224,600 shares of restricted common stock for cash proceeds of $2,056,150. Pursuant to the terms of the purchase agreement, investors were entitled to receive one share of common stock for each four shares subscribed. As a result, we issued an additional 2,056,150 shares valued at $411,230, which were netted against the gross proceeds of the offering. In connection with this offering, we paid fees equal to $135,615 and issued 542,460 of restricted shares of common stock, of which, 406,845 shares were issued to a related party.

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

STOCK-BASED COMPENSATION

In May and June 2008, we granted 821,036 shares of common stock for management services and legal services with a grant-date fair value of $1,726,160 and $200,000, respectively. The shares granted for legal services vested immediately and were expensed. The shares granted for management services vests over a period of twenty months. For the period from April 1, 2008 through December 22, 2008, we expensed $1,228,133 related to these grants. During the period December 23, 2008 through March 31, 2009, we expensed $174,147 related to these grants. On December 8, 2009 the Board of Directors of the Company amended all of the restricted share grants to management wherein, the vesting dates were changed to January 1, 2012.  For the year ended March 31, 2010 we expensed $474,868 related to these grants.

On May 7, 2008, the Company issued 20,000 stock options for legal services. The options have an exercise price of $2.00 per share.  The options vested on the grant date and the grant-date fair value of these options was $2,957, which was expensed immediately. The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 44%; risk-free interest rates of 2.44%; and expected term consistent with the contractual term of the warrants.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2009, we granted 2,283,278 shares of common stock to certain officers as compensation. These shares were valued at $0.29 per share as of the January 2009 grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $57,272 related to these grants.  On December 8, 2009 the Board of Directors of the Company amended all of the restricted share grants to management wherein, the vesting dates were changed to be January 1, 2012.  For the year ended March 31, 2010 we expensed $217,673 related to these grants.

In January 2009, we issued 150,000 shares of common stock to the Company’s Chief Financial Officer as compensation. The shares were valued at $0.29 per share as of the grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the Chief Financial Officer is employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $3,763 related to this grant. On December 8, 2009 the Board of Directors of the Company amended all of the restricted share grants to management wherein, the vesting dates were changed to be January 1, 2012.  For the year ended March 31, 2010 we expensed $14,300 related to these grants.

In March 2009, we issued 3,000,000 shares of common stock to certain officers of the Company as compensation. The shares were valued at $0.11 per share as of the grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $12,618 related to these grants. On December 8, 2009 the Board of Directors of the Company amended all of the restricted share grants to management wherein, the vesting dates were changed to be January 1, 2012.  For the year ended March 31, 2010 we expensed $112,411 related to these grants.

On April 1, 2009, we granted 2,823,528 shares of stock options with a grant-date fair value of $435,274 to four directors.  These options vested immediately and were expensed.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant which was $0.17.  For the year ended March 31, 2010 we expensed $435,274 related to these options.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions:

Grant-Date Fair Value	$0.17
Expected Term	5
Expected Volatility	149%
Risk-Free Interest rate	1.79
Expected Dividend Distributions	N/A

On December 7, 2009, we granted 1,200,000 shares of stock options with a grant-date fair value of approximately $383,631 to three non-employee directors as follows.  The options vest in three periods: 171,426 options vested immediately on December 7, 2009, 514,287 options will vest on the date of the Company’s annual shareholders’ meeting in 2010, and 514,287 options will vest on the date of the Company’s annual shareholders’ meeting in 2011.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant, which was $0.35 per share. For the year ended March 31, 2010 we expensed $111,237 related to these grants.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions:

Grant-Date Fair Value	$0.35
Expected Term	5
Expected Volatility	148%
Risk-Free Interest rate	2.19
Expected Dividend Distributions	N/A

On December 8, 2009, the Board of Directors authorized a Director $40,000 in restricted shares, pursuant to the Company’s 2008 Incentive Plan: 60,000 shares were granted as of December 8, 2009 with a share price of $0.32 per share; which vested immediately.  The remaining 61,176 shares were granted and issued on January 4, 2010 with a share price of $0.34 per share, and vested immediately upon such grant. For the year ended March 31, 2010 we expensed $40,000 related to these grants.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2009 the Board of Directors granted related parties, Isaac Suder, No Logo Air, Inc. and Ter Mast Beheer Utrecht, B.V, restricted shares of the Company’s common stock, 125,000 shares, 93,750 shares and 156,250 shares, respectively; pursuant to loan agreements between the parties and the Company in January 2009.  These shares vested immediately and were expensed by the Company at $0.32 per share.  For the year ended March 31, 2010 we expensed $120,000 related to these grants.

On December 31, 2009, in connection with a private offering of $3,001,033 of convertible debt we issued 700,000 shares of restricted common stock valued at $203,000.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and are being amortized over the term of the convertible notes using the effective interest rate method.

On March 31, 2010, in connection with a private offering of $1,750,000 of convertible debt we issued 659,000 shares of restricted common stock valued at $171,340.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and will be amortized over the term of the convertible notes using the effective interest rate method.

On April 29, 2009, the Company entered into a one year supplemental retainer agreement with Milling Benson Woodward, L.L.P. (“Milling”) wherein, as of April 1, 2009, Milling agreed to accept 50% of its monthly retainer fee payable in the common stock of the Company, with the remainder, payable in cash.  Through March 31, 2010, Milling had received 500,004 shares of common stock, equal to an expense amount of $147,501.

On June 30, 2009 we granted a former employee 60,530 shares of common stock as compensation. The shares vested immediately and have a grant-date fair value of $10,290, which was expensed on the date of grant.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outsanding at April 1, 2008	—	$—
Granted	20,000	2.00	10
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2009	20,000	$—	9.1
Granted	4,023,528	0.22	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2010	4,043,528	$0.22	7.72
Exercisable at March 31, 2010	3,014,954	$0.13	8.76

As of March 31, 2010, there was approximately $667,000 of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the 2008 Plan. That cost is expected to be recognized over the next 21 months. As of March 31, 2010, outstanding options had an aggregate intrinsic value of $254,118.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	CONCENTRATION OF RISK

Concentrations of customers in the terminalling industry may impact our overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. We market and sell our services to a broad base of customers and perform ongoing credit evaluations of our customers.  As of June 2010, one customer accounted for over 33% of total revenue.

9.	PROVISION FOR INCOME TAXES

The Company follows the provisions of SFAS No. 109, ASC 740 “Accounting For Income Taxes,” which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance for any asset for which it is more likely than not will not be realized in the Company’s tax return. An analysis of the Company’s deferred taxes follows:

	2010	2009
Deferred tax liabilities
Fixed assets	$64,666	$29,587
Prepaid insurance	-	14,297
	64,666	43,884
Deferred tax assets
Stock-based compensation	839,293	495,424
Accounts receivable and accrued liabilities	166,241	8,065
Charitable Contributions	1,024	-
Net operating loss carryforwards	1,992,692	1,209,623
Impairment on investment	-	426,114
	2,999,250	2,139,226
Valuation allowance	(2,934,584)	(2,095,342)
Deferred income taxes, net	-	$-

At March 31, 2010, we had approximately $5 million of operating loss carryforwards. The net operating loss carryfowards would begin to expire in 2028.  Some of our net operating losses may be limited by section 382 of the Internal Revenue Code due to the change in control that occurred in March of 2008. Statement of Financial Accounting Standards No. 109, Accounting for Income taxes, (SFAS 109) specifies that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will be realized. Accounting rules require that more restrictive criteria be used to consider the book value of deferred assets in instances in which a company has not demonstrated an ability to generate taxable income.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any net operating loss carryforwards.  Because there is some uncertainty as to the Company’s ability to generate future taxable income, net operating loss carryforwards have been fully reserved.

Management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, as necessary. We have not recorded any adjustment to our financial statements as a result of this interpretation.  We have tax years 2004 through 2008 remaining subject to examination by various federal and state tax jurisdictions, as applicable.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	UNAUDITED STATEMENT OF OPERATIONS OF SUCCESSOR

The following is a statement of our operations from the period April 1, 2008 through December 22, 2008, prior to becoming an operating company.  This information presented below is not included in the financial statements presented in this report.

Successor For the Period April 1, 2008 Through December 22, 2008
Other Operating Expenses:
Selling, general and administrative	$2,671,339
Depreciation	9,540
Total other operating expenses	2,680,879

Profit (loss) from operations	(2,680,879)

Interest income	8,072

Net loss from operations	$(2,672,807)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED:
Net Loss	$(.10)

Weighted average number of shares
Outstanding: basic and diluted	27,901,275

11.	MAJOR CUSTOMERS

For the year ended March 31, 2010, approximately 98.7% of our revenues were derived from five major customers. Our largest customer accounted for approximately 43.2% of our total 2010 revenues. Each of the other four customers accounted for 10% or more of our 2010 revenues.

12.	SUBSEQUENT EVENTS

Acquisition of the Storage Terminal in Brunswick, GA

On April 1, 2010, we entered into an asset purchase agreement to purchase a 161,000 barrel storage terminal located in Brunswick, GA, as well as certain licenses and permits to operate such facility (collectively, the “Brunswick Terminal”.)  The acquisition is not yet final and we expect to close in July 2010.

The purchase price for the Brunswick Terminal is set at $1,800,000, subject to certain adjustments.  In connection with acquisition, we paid a $75,000 deposit to the seller on January 29, 2010 which constituted a non-refundable payment towards the Purchase Price; with the balance of the Purchase Price due on the closing date.

The Brunswick Terminal currently has a lease in place with the Georgia Ports Authority which is scheduled to terminate September 4, 2012.  The seller of the Brunswick Terminal has agreed to assist us in obtaining a new lease agreement prior to the expiration of the current lease.  If a new lease agreement cannot be obtained, or an extension of the current lease cannot be negotiated prior to the expiration of the current lease, the Purchase Price shall be reduced by $500,000.

On May 19, 2010 the Company entered into an investor relations consulting agreement.  The agreement requires the Company to pay consultant a monthly fee of $4,000, beginning on May 19, 2010 for an initial period of six months. The Agreement will automatically renew for a consecutive six month period unless cancelled by the Company.

During the initial six month period, beginning on June 1, 2010, and at the first of every month thereafter during the initial six month period, the Company will grant and issue the Consultant 2,500 shares of the Company’s restricted common stock as compensation for investor relations services.  Additionally, on June 11, 2010 the Company granted Consultant the option to purchase 100,000 shares of the Company’s restricted common stock with an exercise price of $0.50 per share and vesting on November 20, 2010 with a term of five years from the vesting date.

On June 24, 2010, BWNO entered into a Line of Credit Note with JPM.  This Line of Credit Note provides BWNO access to an amount up to $500,000 to provide working capital and to finance the contract capital improvements, tank modifications, piping, drumming equipment, etc.  The Line of Credit Note will bear interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, BWNO will make monthly interest payments until maturity, June 30, 2011, when the principal sum will be due.  The Line of Credit Note is secured by an existing Collateral Mortgage on the Westwego Terminal Property, along with a Continuing Security Agreement granting JPM a security interest in BWNO’s accounts, chattel paper, general intangibles and instruments, deposit accounts, documents, equipment, letter of credit rights and contracts.  In addition, BWNO and JPM also amended BWNO's existing Credit Agreement, adding the Line of Credit to its credit facility and adding several newly defined terms.  Copies of the Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement are included as exhibit 10.28 to this current report on Form 10-K.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosures.

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Management's Annual Report on Internal Control Over Financial Reporting.

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

The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including the CEO, CFO and Audit Committee, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. In its evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the criteria described above, management and our Audit Committee have concluded that, as of March 31, 2010, our internal control over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c)   Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year that have materially affected; or are reasonably likely to materially affect our internal control over financial reporting.

Item 9A.  Other Information.

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

The following sets forth the names and ages of our executive officers, their respective positions and offices, and their respective principal occupations or brief employment history.

Name	Age	Office
Michael D. Suder	55	President and Chief Executive Officer and Director
Donald St.Pierre	53	Chief Financial Officer
Dale T. Chatagnier	48	Chief Operating Officer and Secretary
Francis A. Marrocco	48	Chief Commercial Officer

Michael D. Suder.  Mr. Suder has been the Chief Executive Office and a director of the Company since May 7, 2008, and our President since August 18, 2008. From September 2005 through 2007, Mr. Suder was the director of new business development for LBC Tank Terminals. Prior to that time, from 2001 through 2005, Mr. Suder was the general manager of Kinder Morgan Energy Partners LP's lower Mississippi River region. Prior to his tenure with Kinder Morgan, Mr. Suder was the President/COO of Delta Terminal Services, Harvey, Louisiana from 1995 through December 2000. Mr. Suder holds a B.A. degree from George Washington University in Washington, D.C.

Donald St.Pierre.  Mr. St.Pierre joined the Company in June 2008 as Vice President of Finance and became our Chief Financial Officer on August 18, 2008.  Prior to employment with Blackwater Midstream Corp., Mr. St.Pierre held the position of Comptroller with Beverly Industries, LLC, in Westwego, Louisiana from January 2003 through June 2008. Beverly Industries, LLC and its associated companies are engaged in civil construction, trucking, and river aggregate sales. Mr. St.Pierre prepared in-house financial statements and managed contract administration, banking, insurance, IT and office administration. Mr. St. Pierre graduated from Nicholls State University in 1978, earning a BS degree in Marketing and Management and completed postgraduate business classes at the University of New Orleans. Mr. St.Pierre is also the owner of an e-commerce business located in New Orleans.

Dale T. Chatagnier.  Mr. Chatagnier joined the Company in May 2008 as our Chief Operating Officer and became our Secretary on August 18, 2008. Prior to joining the Company, Mr. Chatagnier served as the Vice President of Engineering and Operations for North American Terminal Services from 2003 to 2008.  From 2001 to 2003, Mr. Chatagnier was the Director of Operations and Engineering for Kinder Morgan in Harvey, LA.  From 1995 to 2001 Mr. Chatagnier served as the Vice President of Facility Development and Engineering at Westway Terminals Co., where he was responsible for the development of liquid storage facilities.  Mr. Chatagnier earned a BS in Mechanical Engineering from Louisiana State University in Baton Rouge, LA.

Frank A. Marrocco.  Mr. Marrocco has been our Chief Commercial Officer since May 2008. At Kinder Morgan Terminals, from 2000 to 2008, Mr. Marrocco held the position of Northeast Regional Vice President managing all New York Harbor Operations and Business Development.  Prior to Kinder Morgan, Mr. Marrocco was responsible for commercial development at Delta Terminal Services in Harvey, Louisiana.  Mr. Marrocco has earned an Associate’s Degree from Thomas Edison State College in New Jersey.

The Board and Board Committees

Board of Directors.  The Board of Directors met ten times during the fiscal year ended March 31, 2010.  Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. During the fiscal year ended March 31, 2010, each incumbent director attended more than 90% of the total number of meetings of our Board of Directors and meetings of committees of our Board of Directors of which the director was a member.  We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

Our Board of Directors has determined that Herbert N. Whitney, Christopher Wilson and Mathijs van Houweninge currently meet the independence requirements and standards currently established by the Nasdaq Stock Exchange and applicable Securities and Exchange Commission (“SEC”) regulations.

Nominating Committee.   We do not have a separately designated Nominating Committee as our entire Board of Directors participates in the identification and consideration of qualified individuals to become director candidates.  The Board of Directors will consider director candidates recommended by security holders.  Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined in the Nasdaq Stock Exchange Rules and applicable Securities and Exchange Commission (“SEC”) regulations.  Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Board of Directors at the following address: Board of Directors, c/o Blackwater Midstream Corp., 660 LaBauve Drive, Westwego, Louisiana 70094.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Board of Directors, and/or any other method the Board of Directors deems appropriate, which may, but need not include a questionnaire.  The Board of Directors may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Board of Directors need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Board of Directors does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.

Audit Committee .  We have a separately-designated Audit Committee (which is formed in compliance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”).  However, our Audit Committee consists of Mathijs van Houweninge, Christopher A. Wilson and Herbert N. Whitney, of which only Herbert N. Whitney meets the independence requirements and standards currently established by the Nasdaq Stock Exchange and the SEC. No member of the Board of Directors qualifies as an “audit committee financial expert.”  The board does not believe that any of our present directors has the qualifications or experience to be considered a financial expert.  However, the members of the Board of Directors individually and collectively have vast educational and business financial experience and training.  At this time no qualified candidates have been identified and there can be no assurance that we can attract and retain an independent director to act as our qualified financial expert.

The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of Blackwater’s internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee operates under a written charter.  During the fiscal year ending March 31, 2010 the Audit Committee met three times.

Compensation Committee.  We do not have a separately-designated Compensation Committee as each member of our Board of Directors participates in making recommendations to the Board of Directors concerning salaries and incentive compensation for our officers and employees, and our entire Board of Directors administers the Blackwater Midstream 2008 Incentive Plan and the Blackwater Midstream Corp. 2009 Non-Employee Directors Stock Incentive Plan.

Disclosure Committee. We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Code of Ethics

 We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively).

Changes in Director Nomination Process for Stockholders

 None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during fiscal year ending March 31, 2010 Michael D. Suder filed sixteen reports that were not timely, Francis (Frank) Marrocco filed one report that was not timely, Mathijs van Houweninge filed three reports that were not timely, Herbert Whitney filed one report that was not filed timely, and Christopher Wilson filed one report that was not filed timely.  Otherwise, based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and other beneficial owners of greater than 10% of our common stock were complied with during the current fiscal year.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, our three other most highly compensated executive officers during the last two completed fiscal years and during the fiscal year ended March 31, 2010, and other persons who acted as Chief Executive Officer during the fiscal year ended March 31, 2009, but were not employed by us at year end.

Name and Position	Fiscal Year Ending	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compen- sation ($)		Total Compen- sation ($)
Michael D. Suder,	2009	275,000		1,454,730	0	0	0	149,000	(4)	1,878,730
President and Chief	2010	300,000	35,000	0	0	0	0	32,500	(4)	367,500
Executive Officer (2)(3)

Christopher A. Wilson,	2009	0	0	200,000	40,000	0	0	150,000	(6)	390,000
Chairman of the Board,	2010	0	0	0	0	0	0	0		0
Chief Executive Officer,
President, Secretary,
Treasurer and Chief
Financial Officer (5)

Donald St.Pierre,	2009	79,167	0	98,500						177,667
Chief Financial Officer (7)(8)	2010	100,000	10,000	0						110,000

Dale T. Chatagnier,	2009	206,250	0	534,350						740,600
Chief Operating Officer	2010	225,000	35,000	0						260,000
and Secretary (2)(9)

Frank Marrocco,	2009	197,917	0	674,952						872,869
Chief Commercial	2010	237,500	40,000	0						277,500
Officer (8)(10)

(1)           No bonuses were paid to our named executive officers during the fiscal year ended March 31, 2009; however, bonuses in the amount of $120,000 were paid during the fiscal year ended March 31, 2010.

(2)           Employment began May 2008.

(3)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share and with an original vesting date on January 1, 2010, only if Mr. Suder is employed by the us on such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, with an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Suder is employed by the Company on such dates, respectively. On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

(4)           Includes $29,000 in compensation paid to Mr. Suder during the year ended March 31, 2009 for his services as a member of the Board of Directors as well as stock options valued at $120,000 that were issued to Mr. Suder on April 1, 2009 for his such services; and includes $32,500 in compensation paid to Mr. Suder during the year ended March 31, 2010 for his services as a member of the Board of Directors.

(5)           Mr. Wilson served in such positions from May through August 2008.  He remains a member of the Board of Directors. On May 7, 2008 the Board of Directors granted Mr. Wilson (i) 20,000 shares of nonqualified common stock options with an exercise price per share of $2.00 per share, and (ii) 100,000 shares of restricted common stock at $2.00 per share.  “All Other Compensation” does not include an aggregate of $17,889 paid to the law firm of Wilson, Haglund & Paulson, PC for legal services rendered during the fiscal year.  Mr. Wilson is a partner in Wilson, Haglund & Paulson, PC.

(6)           Includes $30,000 in compensation paid to Mr. Wilson for his services as a member of the Board of Directors as well as stock options valued at $120,000 that were issued to Mr. Wilson on April 1, 2009 for his such services.

(7)           Employment began June 2008.

(8)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  Each such grant’s original vesting was according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. St.Pierre is employed by us on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

(9)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share on such date with an original vesting date on January 1, 2010, only if Mr. Chatagnier is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii)750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date.  The shares referenced in items “ii” and “iii”, immediately preceding, had an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Chatagnier is employed by the Company on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

(10)         Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date with an original vesting date on January 1, 2010 if Mr. Marrocco is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) and 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, had an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Marrocco is employed by the Company on such dates, respectively. On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

For a description of the material terms of employment agreements with our named executive officers, see “Executive Compensation—Employment Agreements.”

Outstanding Equity Awards at Fiscal Year Ended March 31, 2010

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of March 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Suder	0	0	705,882	(1)	$0.17	4/1/2019	0	0	2,802,588	(2)	1,574,730

Donald St Pierre	0	0	0		0	0	0	0	650,000	(3)	98,500

Dale T. Chatagnier	0	0	0		0	0	0	0	1,350,863	(4)	534,350

Frank Marrocco	0	0	0		0	0	0	0	1,350,863	(5)	674,952

(1)           Such options, approved for issuance by the Board of Directors in December 2008 as director compensation and issued April 1, 2009, vest immediately and were exercisable at the closing market price per share on the date of issuance.  Mr. Suder received compensation as a director as well as for his services as executive officers of the Company during the fiscal year ending March 31, 2009.

(2)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share and with an original vesting date on January 1, 2010, only if Mr. Suder is employed by us on such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, had an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Suder is employed by the Company on such dates, respectively. On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

(3)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  Each such grant had an original vesting date according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. St.Pierre is employed by us on such dates, respectively. On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

(4)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share on such date and with an original vesting date on January 1, 2010, only if Mr. Chatagnier is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii)750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date.  The shares referenced in items “ii” and “iii”, immediately preceding, which originally vested according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Chatagnier is employed by the Company on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

(5)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date and with an original  vesting date on January 1, 2010 if Mr. Marrocco is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) and 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, with an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Marrocco is employed by the Company on such dates, respectively. On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.

Employee Benefits Plans

Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. We sponsor a tax qualified defined contribution 401(k) plan in which all eligible executive officers and employees may participate.

Employment Agreements

Employment Agreement with Michael D. Suder

We are a party to an employment agreement with Michael D. Suder, our Chief Executive Officer and President, which expires April 30, 2013.  The agreement provides for a base annual salary of $300,000 and allows Mr. Suder to participate in any of the Company’s executive benefit plans.  Pursuant to the agreement, Mr. Suder was entitled to 480,690 shares of the Company’s common stock at a purchase price of $.001 per share.  Pursuant to the agreement, the Company granted Mr. Suder common stock purchase options to acquire 1,321,898 shares of the Company’s common stock at an exercise price of $2.00 per share.  In December 2008, Mr. Suder voluntarily cancelled the 1,321,898 common stock purchase options acquired pursuant to the agreement and received 1,321,898 shares of common stock from the Board at no additional consideration.

Mr. Suder’s employment agreement may be terminated, with or without cause (as defined in the agreement). If we terminate the employment agreement for cause or on account of death or disability or if Mr. Suder terminates the agreement for any reason, Mr. Suder is entitled to no further compensation or benefits other than those earned through the date of termination, provided, however, that if we terminate the employment agreement on account of death or disability, Mr. Suder’s heirs shall be entitled to continue to participate in any executive benefit plan, to the extent provided in such plan or as may be required by law.  If we terminate the agreement for any reason other than for cause, death or disability, (i) we will provide severance of continued payment of cash compensation at a rate of Mr. Suder’s then current base annual salary for a period equal to the lesser of the balance of the term of the agreement or 6 months, (ii) we will provide Mr. Suder and his spouse and dependents, if any, with medical benefits comparable to such benefits received prior to termination, for up to 12 months, or the cash equivalent of such benefits; and (iii) all securities issued to Mr. Suder that remain subject to vesting shall immediately vest and become exercisable for a period of up to 12 months.

The Company has agreed to indemnify Mr. Suder against all claims, losses and expenses sustained by him as a result of any action taken by him in good faith and furtherance of the Company’s business and within the scope of Mr. Suder’s duties and authority, in connection with any and all claims by stockholders or third parties which are based on such actions.

Employment Agreement with Dale T. Chatagnier

We are a party to an employment agreement with Dale T. Chatagnier, our Chief Operating Officer, which expires in May 13, 2013, and automatically renews for successive periods of one year after May 13, 2013, unless either party gives notice to the other party that such party desires to terminate the agreement.  The agreement provides for a base annual salary of $225,000 and allows Mr. Chatagnier to participate in any of the Company’s executive benefit plans.  Pursuant to the agreement, Mr. Chatagnier was entitled to purchase 120,173 shares of the Company’s common stock, pursuant to the 2008 Plan, at a purchase price of $.001 per share.  Pursuant to the agreement, the Company granted Mr. Chatagnier 480,690 common stock purchase options at an exercise price of $2.60 per share.  In December 2008, Mr. Chatagnier voluntarily cancelled his common stock purchase options acquired pursuant to the agreement and received 480,690 shares of common stock from the Board at no additional consideration.

Mr. Chatagnier’s employment agreement may be terminated, with or without cause (as defined in the agreement). If we terminate the employment agreement for cause or on account of death or disability or if Mr. Chatagnier terminates the agreement for any reason, Mr. Chatagnier is entitled to no further compensation or benefits other than those earned through the date of termination, provided, however, that if we terminate the employment agreement on account of death or disability, Mr. Chatagnier’s heirs shall be entitled to continue to participate in any executive benefit plan, to the extent provided in such plan or as may be required by law.  If we terminate the agreement for any reason other than for cause, death or disability, (i) we will provide severance of continued payment of cash compensation at a rate of Mr. Chatagnier’s then current base annual salary for a period equal to the lesser of the balance of the term of the agreement or 6 months, (ii) we will provide Mr. Chatagnier and his spouse and dependents, if any, with medical benefits comparable to such benefits received prior to termination, for up to 12 months, or the cash equivalent of such benefits; and (iii) all securities issued to Mr. Chatagnier that remain subject to vesting shall immediately vest and become exercisable for a period of up to 12 months.

The Company has agreed to indemnify Mr. Chatagnier against all claims, losses and expenses sustained by him as a result of any action taken by him in good faith and furtherance of the Company’s business and within the scope of Mr. Chatagnier’s duties and authority, in connection with any and all claims by stockholders or third parties which are based on such actions.

Employment Agreement with Francis Marrocco

We are a party to an employment agreement with Francis Marrocco, our Chief Commercial Officer, which expires in May 13, 2013, and automatically renews for successive periods of one year after May 13, 2013, unless either party gives notice to the other party that such party desires to terminate the agreement.  The agreement provides for a base annual salary of $237,500 and allows Mr. Marrocco to participate in any of the Company’s executive benefit plans. Pursuant to the agreement, Mr. Marrocco was entitled to purchase 120,173 shares of the Company’s common stock, pursuant to the 2008 Plan, at a purchase price of $.001 per share.  Pursuant to the agreement, the Company granted Mr. Marrocco 480,690 common stock purchase options at an exercise price of $3.77 per share.   In December 2008, Mr. Marrocco voluntarily cancelled his common stock purchase options acquired pursuant to the agreement and received 480,690 shares of common stock from the Board at no additional consideration.

Mr. Marrocco’s employment agreement may be terminated, with or without cause (as defined in the agreement). If we terminate the employment agreement for cause or on account of death or disability or if Mr. Marrocco terminates the agreement for any reason, Mr. Marrocco is entitled to no further compensation or benefits other than those earned through the date of termination, provided, however, that if we terminate the employment agreement on account of death or disability, Mr. Marrocco’s heirs shall be entitled to continue to participate in any executive benefit plan, to the extent provided in such plan or as may be required by law. If we terminate the agreement for any reason other than for cause, death or disability, (i) we will provide severance of continued payment of cash compensation at a rate of Mr. Marrocco’s then current base annual salary for a period equal to the lesser of the balance of the term of the agreement or 6 months, (ii) we will provide Mr. Marrocco and his spouse and dependents, if any, with medical benefits comparable to such benefits received prior to termination, for up to 12 months, or the cash equivalent of such benefits; and (iii) all securities issued to Mr. Marrocco that remain subject to vesting shall immediately vest and become exercisable for a period of up to 12 months.

The Company has agreed to indemnify Mr. Marrocco against all claims, losses and expenses sustained by him as a result of any action taken by him in good faith and furtherance of the Company’s business and within the scope of Mr. Marrocco’s duties and authority, in connection with any and all claims by stockholders or third parties which are based on such actions.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause, each as of March 31, 2010, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Cash Severance
Michael D. Suder	Up to $150,000
Dale T. Chatagnier	Up to $112,500
Francis Marrocco	Up to $118,750

We are obligated to pay Mr. Suder the above sum if he resigns for good reason. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause, or in the event of death or disability, other than the payment of accrued but unpaid annual salary and vacation time, reimbursement of business expenses.  If employment of the above-named executives is terminated by reason of death or disability, the heirs of the deceased shall, in certain circumstances, be entitled to continue to participate in certain employee benefits plans.  A change in control does not affect the amount or timing of these cash severance payments.

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of March 20, 2010, the following individuals would be entitled to accelerated vesting of their outstanding stock options and common stock awards described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason (1)		Value of Equity Awards: In Connection With a Change in Control
Michael D. Suder	$923,672	(2)	$923,672
Dale T. Chatagnier	$351,224	(3)	$351,224
Francis Marrocco	$351,224	(3)	$351,224

(1)           The market price of our common stock on the OTCBB on March 31, 2010 was $0.26 per share

(2)           Includes 2,802,588 shares of restricted common stock and 750,000 common stock purchase options.

(3)           Includes 1,350,863 shares of restricted common stock.

DIRECTOR COMPENSATION

Summary of Director Compensation

Annually, each member of the Board of Directors is paid a fee of $25,000 as of August 1.  Each director is also paid $1,000 for participating in person in board and committee meetings and $500 for participating in board and committee meetings via teleconference.

Prior to August 2009, annually, as of August 1, each member of the Board of Directors was to be awarded shares of restricted common stock or common stock purchase options as outlined below via our 2008 Incentive Plan.  Such compensation was awarded on May 7, 2009.  Our directors had the option to choose one of the following methods of compensation:

 A)   Up to $60,000 in value of shares of the Company’s common stock at the grant date with immediate vesting, or

 B)    Stock options equal to double the number of shares of stock equal to $60,000 at the grant date, with immediate vesting.

On May 7, 2009, each of the Company’s four directors elected to receive $120,000 worth of stock options (705,882 options) valued on the grant date at $0.17, which is also the exercise price.  These options were expensed by the Company in May 2009 at $435,274 using a Black-Scholes per share valuation of approximately $0.154.

Had each of the directors chosen to receive $60,000 worth of the Company’s shares on this date (352,941 shares), the price would have also been $0.17, but the Company would have expensed $240,000.

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

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions

Grant-Date Fair Value	$0.35
Expected Term	5
Expected Volatility	148%
Risk-Free Interest rate	2.19
Expected Dividend Distributions	N/A

On December 8, 2009 the Board of Directors authorized Director Mathijs van Houweninge to receive $40,000 in shares of restricted common stock, pursuant to the Company’s 2008 Incentive Plan: 60,000 shares were granted as of December 8, 2009 with a share price of $0.32 per share, which vested immediately.  The remaining 61,176 shares were granted and issued on January 4, 2010 with a share price of $0.34 per share, and vested immediately upon such grant.

Each director is personally responsible for their personal income taxes as a result of the above-referenced awards. Our directors are not precluded from serving us in any other capacity and receiving compensation therefore.

The following table summarizes compensation that our directors received during the fiscal year ending March 31, 2009 and March 31, 2010 for services as members of our Board of Directors.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
Christopher A. Wilson:	2009	$30,000	0	$120,000	0	0	0	(1)	$150,000
	2010	$33,000	0	$140,000	0	0	0	(1)	$173,000
Michael D. Suder:	2009	$29,000	0	$120,000	0	0	0		$149,000
	2010	$32,500	0	$0	0	0	0		$32,500
Herbert N. Whitney:	2009	$30,000	0	$120,000	0	0	0		$150,000
	2010	$33,000	0	$140,000	0	0	0		$173,000
Mathijs van Houweninge:	2009	$29,500	0	$120,000	0	0	0		$149,500
	2010	$33,000	$40,000	$140,000	0	0	0		$213,000

(1)      Does not include $17,889 paid to the law firm of Wilson, Haglund & Paulson, PC for legal services rendered during the fiscal year. Mr. Wilson is a partner in Wilson, Haglund & Paulson, P.C.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 28, 2010, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers, and (iv) the Company’s executive officers and directors as a group.  Except as otherwise set forth in the notes to the table, the business address of each shareholder is c/o the Company, 660 LaBauve Drive, Westwego, Louisiana 70094.  Information provided as to 5% shareholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Michael D. Suder	3,564,820	(2)	6.46%
Donald St.Pierre	659,035		1.21%
Dale T. Chatagnier	1,374,863		2.53%
Francis (Frank) Marrocco	1,368,436		2.51%
Mathijs van Houweninge	2,203,903	(3)	3.93%
Christopher A. Wilson	1,225,882	(4)	2.21%
Herbert N. Whitney	1,105,882	(5)	1.99%
Douglas Wu	4,932,999		9.07
All executive officers, directors and 5% beneficial owner as a group (8 persons)	16,435,820		29.91%

(1)     Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of June 28, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of beneficial ownership is based on 54,411,234 shares of Common Stock outstanding as of June 28, 2010.

(2)     Includes (i) 2,858,938 shares of common stock and (ii) options to purchase 705,882 shares of common stock.

(3)     Includes (i) 1,098,021 shares of common stock and (ii) options to purchase 1,105,882 shares of common stock.

(4)     Includes (i) 100,000 shares of common stock, (ii) options to purchase 1,125,882 shares of common stock.

(5)     Includes options to purchase 1,105,882 shares of common stock.

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

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, as of June 28, 2010.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,843,528	$0.18	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,843,528	$0.18

On December 7, 2009, the Board of Directors of the Company authorized and approved the 2009 Non-Employee Directors Stock Incentive Plan.  It is scheduled to be ratified by the shareholders at the annual meeting of stockholders to be held in September 2, 2010. The Plan allows non-employee directors to receive up to an aggregate amount of stock options, not to exceed 2,000,000 shares, of the common stock of the Company. The Plan also establishes a vesting schedule and other terms and conditions.  The Plan must be ratified by the Company’s Shareholders.

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

Grant-Date Fair Value	$0.35
Expected Term	5
Expected Volatility	148%
Risk-Free Interest rate	2.19
Expected Dividends Distributions	N/A

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, as of June 28, 2010.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,200,000	0.35	—
Total	1,200,000	$0.35	—

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

In December 2008, we borrowed $125,000 and $100,000 from Ter Mast Beheer Utrecht, B.V. and Isaac Suder, respectively, and recorded the receipt of these funds as a current liability; in advance of agreeing to loan terms and security agreements. In January 2009 we borrowed $75,000 from No Logo Air, Inc. and recorded the receipt of these funds as a current liability. On January 20, 2009, we entered into a loan and security agreement, effective January 1, 2009, with each of Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder, in the principal amount of $125,000, $75,000 and $100,000, respectively. Ter Mast Beheer Utrecht, B.V. and No Logo Air, Inc. are each owned and controlled by Mathijs van Houweninge, a director of the Company, Isaac Suder is the father of Michael Suder, a director of the Company and its President and Chief Executive Officer. Collectively, Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder are hereinafter referred to as the "Creditors".

The Insider Loans bore interest at the annual rate of 12%.  Monthly installments of interest only payments began on January 31, 2009 and continued through final payment.  In addition, principal installments of $9,015, $5,409 and $7,212 to Ter Mast Beheer Utrecht B.V., No Logo Air, Inc. and Isaac Suder, respectively, commenced on April 30, 2009 and continued through final payment.  All unpaid principal and accrued and unpaid interest on the Insider Loans was originally scheduled to be finally due and payable on June 30, 2010.

If any amount due and owing pursuant to the Insider Loans is not promptly paid when due, then all installments payable thereon shall, at the option of the respective Creditor, immediately mature, and become due and owing.  The Insider Loans are secured by a security interest on our interest in our wholly owned subsidiary, BWNO, including, but not necessarily limited to, all distributions, rents, fruits, profits, revenues, and other interests, however produced or derived from such interest (collectively, the "Collateral").

Additionally, the Company and the Creditors entered into an Intercreditor agreement, whereby the Creditors agreed that in the event of foreclosure on the Collateral, each Creditor ranks pari passu as amongst themselves.

 In December 2009, the Company paid in full all remaining principal payments and any and all interest accrued as of the payment date.  In December 2009, the Board of Directors of the Company granted and issued restricted shares of the Company’s stock to the holders of the Insider Loans; 156,250 shares, 93,750 shares and 125,000 shares to Ter Mast Beheer Utrecht B.V., No Logo Air, Inc. and Isaac Suder, respectively.  These shares vested immediately and were expensed by the Company at $0.32 per share.  Pursuant to the issuance of these shares, the Company recorded an expense of $50,000, $30,000 and $40,000 for Ter Mast Beheer Utrecht B.V., No Logo Air, Inc. and Isaac Suder, respectively.

On January 28, 2009, Mathijs van Houweninge, one of our directors, was issued 406,845 shares of restricted common stock of the Company at the direction of Falcon Consulting Limited, of which Mr. Houweninge is an advisor.  Such shares represented a portion of the fees due to Falcon International Consulting Limited in consideration for placement agent services it rendered to the Company.

Related parties participated in both our September 2009 Offering and our January 2010 Offering.  The following table summarizes the related party participation:

OFFERING	INVESTOR	AMOUNT	RELATIONSHIP
September 2009	Frances Suder	$50,000	Mother (deceased) to Michael Suder, CEO & Director
September 2009	Jonathan Suder	100,000	Brother to Michael Suder, CEO & Director
September 2009	Nicolle Suder	30,000	Sister to Michael Suder, CEO & Director
January 2010	Isaac Suder	50,000	Father of Michael Suder, CEO & Director
January 2010	Nicolle Suder	20,000	Sister to Michael Suder, CEO & Director
	TOTAL	250,000

The Company does not currently have a procedure for the review, approval or ratification of any related party transaction.

Item 14.  Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP has served as our independent auditors since October 8, 2008.  Aggregate fees billed by MaloneBailey, LLP as an independent registered public accounting firm, during the fiscal years ended March 31, 2010 and March 31, 2009 are as follows:

	MaloneBailey LLP, Fiscal Year- Ended March 31, 2010	MaloneBailey LLP, Fiscal Year- Ended March 31, 2009
Audit Fees	$28,000	$97,946
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$28,000	$97,946

Audit Fees —This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, audit of management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit-Related Fees —This category consists of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

Tax Fees —This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees —During the years ended March 31, 2010 and 2009 MaloneBailey, LLP did not incur any fees for other professional services.

 Change in the Company’s Principal Accountant

On October 8, 2008 the Company engaged MaloneBailey, LLP as its principal accountant and terminated STS Partners, LLP from that role. The change in accountants was approved by the Audit Committee of the Board of Directors of the Company and did not result from any dissatisfaction with the quality of professional services rendered by STS Partners, LLP.

In connection with the audit of the Company's financial statements for the fiscal years ended March 31, 2007 and March 31, 2008 and the subsequent interim period, (i) there were no disagreements with STS Partners, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to STS Partners, LLP’s satisfaction, would have caused STS Partners, LLP to make reference in connection with its opinion to the subject matter of the disagreement, and (ii) there were no "reportable events", as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The audit report of STS Partners, LLP on the financial statements of the Company as of and for the periods ended March 31, 2007 and March 31, 2008 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and in the subsequent interim period prior to October 8, 2008, the Company did not consult with MaloneBailey, LLP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's consolidated financial statements and no written or oral advice was provided by MaloneBailey, LLP that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement or event, as set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

 Pre-Approval Policies and Procedures

 In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

 Prior to the engagement of the independent auditors for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the independent auditors during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

 The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis.

 Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

 The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;
•	provision by the independent auditors to the Company of strategic consulting services of the type typically provided by management consulting firms; or
•
the retention of the independent auditors in connection with a transaction initially recommended by the independent auditors, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

 Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

 In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;
•	whether the service places the auditor in the position of auditing his or her own work;
•	whether the service results in the auditor acting as management or an employee of the Company; and
•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

A (1)  Financial statements filed as part of this report:

Consolidated balance sheets as of March 31, 2010 and March 31, 2009,

Consolidated statements of operations for the year ended March 31, 2010 (Successor), the period December 23, 2008 through March 31, 2009 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor)(Unaudited), and the period January 1, 2008 through December 22, 2008 (Predecessor),

Consolidated statements of stockholders’ equity for the period December 23, 2008 through March 31, 2010 (Successor),

Statements of net parent investment for the period December 31, 2007 through December 22, 2008 (Predecessor),

Consolidated statements of cash flows for the year ended March 31, 2010 (Successor), the period December 23, 2008 through March 31, 2009 (Successor), the period January 1, 2008 through March 31, 2008 (Predecessor) (Unaudited), and the period January 1, 2008 through December 22, 2008 (Predecessor.)

(3) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 2008)
3.2	Bylaws (incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on June 7, 2004)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed June 7, 2004)
4.2*	Blackwater Midstream Corp. 2008 Incentive Plan, as amended (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.3*	Form of Award Agreement for Incentive Stock Options (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.4*	Form of Award Agreement for Nonstatutory Stock Options (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.5*	Form of Award agreement for Stock (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
10.1*	Services Agreement with Christopher Wilson dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 6, 2008)
10.2*	Employment Agreement with Michael Suder, dated May 7, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2008)
10.3*	Employment Agreement with Dale T. Chatagnier, dated May 14, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 16, 2008)
10.4*	Employment Agreement with Francis Marrocco, dated May 29, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2008)
10.5
Placement agent’s agreement with Falcon International Consulting Limited, dated May 28, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 19, 2008)

10.6	Membership Interest Purchase Agreement with Safeland Storage, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB filed July 15, 2008)
10.7
Purchase and Sale Agreement between Safeland Storage LLC, Future Energy Investments and Blackwater Midstream Corp., dated June 25, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB filed July 15, 2008)

10.8
Completion of Acquisition of Westwego Terminal dated December 23, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K dated on December 30, 2008 and as amended on Form 8-K/A on April 23, 2009)

10.9	$2,500,000 Term Loan with JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 31, 2008).
10.10	Credit Agreement with JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 31, 2008)
10.11	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 31, 2008)
10.12	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 31, 2008)
10.13
Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P. dated September 25, 2008, as amended  (incorporated by reference to the Company’s Current Reports on Form 8-K filed on September 30, 2008 and November 4, 2008)

10.14	Loan agreement with Ter Mast Beheer Utrecht B.V. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.15	Security agreement with Ter Mast Beheer Utrecht B.V. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.16	Loan agreement with No Logo Air, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.17	Security agreement with No Logo Air, Inc.(incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.18	Loan agreement with Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.19	Security agreement with Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.20
Intercreditor agreement amongst Ter Mast Beheer Utrecht B.V, No Logo Air, Inc. and Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)

10.21	Form of Subscription Agreement for December 2008 Offering (incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2009)
10.22	Form of Subscription Agreement for August 2008 Offering (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed August 19, 2008)
10.23	Redemption Agreement with Safeland Storage, LLC, dated September 4, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2009)
10.24
Form of Subscription Agreement for September 2009 Convertible Debt Offering, as amended dated October 15, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2009 and November 18, 2009)

10.25
First Amendment to the Subordination Agreement, Credit Note and Credit Agreement with JP Morgan Chase Bank, N.A. dated February 12, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2010)

10.26	Form of Subscription Agreement for January 2010 Convertible Debt Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010)
10.27
Purchase and Sale Agreement by and between the Company and NuStar Terminals Operations Partnership, L.P. dated April 1, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2010)

10.28	Form of Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement with JP Morgan Chase Bank, N.A. dated June 24, 2010.
21.1	Subsidiaries of the Registrant
23.1	Consent of Malone & Bailey, PC independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June 2010.

BLACKWATER MIDSTREAM CORP.
(Registrant)

By:	/s/ MICHAEL D. SUDER
Michael D. Suder Chief Executive Officer

Date June 28, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL D. SUDER	Chief Executive Officer and Director	June 28, 2010
Michael D. Suder

/S/ DONALD ST.PIERRE	Chief Financial Officer	June 28, 2010
Donald St.Pierre

/S/ HERBERT N. WHITNEY	Director	June 28, 2010
Herbert N. Whitney

/S/ MATHIJS VAN HOUWENINGE	Director	June 28, 2010
Mathijs van Houweninge

/S/ CHRISTOPHER A. WILSON	Director	June 28, 2010
Christopher A. Wilson