Form 10-Q
period 2010-06-30
Blackwater Midstream Corp.
filed 2010-08-11
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________

FORM 10-Q

_______________________________________________________
 (Mark One)
|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

TELEPHONE: (504) 340-3000
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|    No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes |_|    No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of August 10, 2010, there were 54,416,234 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	MARCH 31,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash	$1,730,938	$2,020,527
Receivables-trade (net of allowance of $0 and $0 as of June 30, 2010 and March 31, 2010, respectively)	70,638	49,720
Receivables-other	1,214	-
Current portion of deferred financing charges	428,943	440,528
Prepaid expenses and other current assets	230,798	252,607
Total current assets	2,462,531	2,763,382

Long-term portion of deferred financing charges	207,677	303,327
Property, plant, equipment, net	10,839,043	9,461,415

TOTAL ASSETS	$13,509,251	$12,528,124

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$1,679,409	$1,396,334
Accounts payable-related parties	10,556	11,832
Accrued liabilities	204,562	216,891
Deferred revenue	207,540	405,184
Liabilities-disposal of asset	527,616	616,671
Current portion of long-term liabilities	2,749,500	1,839,500
Total current liabilities	5,379,183	4,486,412

Long-term liabilities:
Bank loan	1,375,000	1,500,000
Related party convertible debt	250,000	250,000
Convertible debt	4,501,033	4,501,033
Total long-term liabilities	6,126,033	6,251,033

TOTAL LIABILITIES	11,505,216	10,737,445

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares,
issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value:
54,411,234 and 54,408,734 issued, outstanding at June 30, 2010 and March 31, 2010, respectively	54,411	54,409
Additional paid-in capital	9,289,282	9,187,531
Accumulated deficit	(7,339,658)	(7,451,261)
TOTAL STOCKHOLDERS' EQUITY	2,004,035	1,790,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,509,251	$12,528,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Revenue
Storage	$1,250,047	$700,577
Other Services	66,927	52,071
Total Revenue	1,316,974	752,648

Cost of revenue
Labor	(138,591)	(117,739)
General materials	(55,694)	(24,083)
Subcontractors	(23,787)	(100,346)
Depreciation	(95,768)	(71,987)
Other costs of revenue	(27,517)	(12,640)
Total cost of revenue	(341,357)	(326,795)

GROSS PROFIT	975,617	425,853

OTHER OPERATING EXPENSES:
Selling, general and administrative	712,345	1,381,965
Loss on disposal of assets	23,871	121,798
Depreciation	10,328	9,484
Total other operating expenses	746,544	1,513,247

Income (Loss) from operations	229,073	(1,087,394)

Interest income	51	284
Net interest expense	(117,521)	(38,232)
	-	-
Net income (loss)	$111,603	$(1,125,342)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.00	$(0.02)
DILUTED	$(0.01)	$(0.02)

Weighted average number of shares
outstanding:
BASIC	54,409,146	52,096,535
DILUTED	65,019,430	52,096,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$111,603	$(1,125,342)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	106,096	81,471
Amortization of deferred financing fees	107,236	-
Net Loss on disposal of assets	24,152	-
Stock based compensation	101,752	728,956

Changes in operating assets and liabilities:
Accounts receivable	(20,918)	198,080
Prepaid expenses	20,595	39,658
Deferred revenue	(197,644)	76,849
Accounts payable and accruals	(861,987)	134,925
Net cash provided by (used in) operating activities	(609,115)	134,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	-	124,716
Purchase of property, plant and equipment	(465,474)	(4,410)
Net cash provided by (used in) investing activities	(465,474)	120,306

CASH FLOWS FROM FINANCING ACTIVITES:
Payments of related party debt	-	(9,282)
Proceeds from bank loan	1,015,000	-
Payments on bank loan	(230,000)	(125,000)
Net cash provided by (used in) financing activities	785,000	(134,282)

NET CHANGE IN CASH FOR THE PERIOD	(289,589)	120,621
CASH AT BEGINNING OF PERIOD	2,020,527	12,565
CASH AT END OF PERIOD	$1,730,938	$133,186

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$168,154	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Construction in progress included in accounts payable	$1,042,401	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of June 30, 2010 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2010 audited financial statements and notes thereto. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2009 have been reclassified to conform to the 2010 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  The results of operations for the three-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year.

CORRECTION OF PRIOR PERIOD

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a non-cash adjustment for the year ended March 31, 2010 of $111,237 which served to reduce certain share-based compensation recorded in Selling, General and Administrative Expense and Additional Paid in Capital.  This non-cash adjustment resulted from incorrectly expensing options granted under the 2009 Non-Employee Directors Stock Incentive Plan.  The error arose because this Plan had not yet been approved by the shareholders of the Company at the time of the grant.  As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was material in relation to the current quarter, but not material to the year ended March 31, 2010.  Consequently, the March 31, 2010 balance sheet was adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.  The following table reflects the impact of the above error to the consolidated statements of operations as of and for the year ended March 31, 2010:

	As previously reported	Adjustments	Adjusted
Selling, general and administrative expense	$4,363,720	$111,237	$4,252,483
Net loss	$2,015,761	$111,237	$1,904,524
Loss per share – Basic and diluted	.04	.00	.04

The impact on the Consolidated Balance Sheet as of March 31, 2010 was a reduction to Additional Paid-in Capital of $111,237 and a corresponding decrease in the accumulated deficit of the same amount.

2.	STOCK-BASED COMPENSATION.

Net income for the three-month period ended June 30, 2010 included $94,442 of stock-based compensation costs for management and $7,310 of stock-based compensation cost for equity awards granted to non-employees (see Note 3) which are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2010, there was approximately $566,651 of total unrecognized compensation costs related to unvested stock-based compensation for restricted shares granted to management that is expected to be recognized over a weighted-average period of approximately eighteen months.

3.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS.

On December 7, 2009, pursuant to the Company’s 2009 Non-Employee Directors Stock Incentive Plan, the Company granted 1,200,000 shares of stock options to three non-employee directors as follows, subject to approval by the stockholders at the Company’s Annual Meeting in September 2010.  If approved, the options are to vest in three periods: 171,426 options vested on December 7, 2009, 514,287 options will vest on the date of the Company’s annual shareholders’ meeting in 2010, if all three directors are re-appointed, and 514,287 options will vest on the date of the Company’s annual shareholders’ meeting in 2011, if all three directors are re-appointed or elected to serve.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant, which was $0.35 per share.  As the option grants have not yet been approved by the stockholders of the Company, no compensation cost has been recognized.

On May 19, 2010, the Company entered into a six month consulting agreement, which was amended on June 11, 2010, (the “Consulting Agreements”), with Malcolm McGuire & Associates, L.L.C. (“Consultant”).  The Consulting Agreements require the Company to pay a monthly consulting fee of $4,000 to the Consultant beginning as of May 19, 2010 for six months, to grant Consultant 2,500 shares of the Company’s common stock monthly beginning on June 1, 2010 for six months, and as of June 11, 2010 to grant Consultant the option to purchase 100,000 shares of the Company’s restricted common stock at the exercise price of $0.50 per share, vesting on November 20, 2010 exercisable until November 20, 2015, with a fair value of $36,360.

Through June 2010, the Consultant had received 2,500 shares of the Company’s common stock, equal to an expense amount of $1,250; and did receive 5,000 additional shares of the Company’s common stock during and for the periods of July and August 2010.  The Company recorded an expense of approximately $6,060 for the month of June 2010 relating to the granting of the option to Consultant.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions:
Grant-Date Fair Value	$0.36
Expected Term	5.5
Expected Volatility	146.64%
Risk-Free Interest Rate	1.79%
Expected Dividend Distributions	N/A

4.	LONG-TERM DEBT AND NOTES PAYABLE.

On June 24, 2010, we entered into a Line of Credit Note (the “Note”) with JP Morgan Chase Bank, N.A. (“JPM”).  The Note provides us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements, tank modifications, piping, drumming equipment, etc.  The Note bears interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, the Company began making monthly interest payments until maturity on June 30, 2011, when the principal sum will be due.  The Note is secured by an existing Collateral Mortgage on the Westwego Terminal property, along with a Continuing Security Agreement granting JPM a security interest in the Company’s bank accounts, chattel paper, general intangibles and instruments, deposit accounts, documents, equipment, letter of credit rights and contracts.  In addition, the Company and JPM also amended the Company's existing Credit Agreement, adding the Note to its credit facility and adding several newly defined terms.  Copies of the Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement are incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2010.  As of June 30, 2010, we had borrowed $204,500 on this loan, the balance of which is included in the current portion of long-term liabilities in the consolidated balance sheet.

In addition, during the three months ended June 30, 2010, we borrowed an additional $810,500 on our non-revolving line of credit with JPM to partially financing construction of three storage tanks and a ship dock at the Westwego, LA Terminal.   Advances on this line of credit bear interest at 2.00% above the Prime Rate and principal payments are due monthly in the amount of $35,000, beginning in April 2010.  All unpaid principal and accrued interest is due on February 12, 2011.

5.	GAIN AND LOSS ON DISPOSAL OF ASSETS.

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

As a result of this leak we recorded a loss of $1,620 for legal fees for the three-month period ended June 30, 2010, a gain on disposal of asset of $255,188 for the year ended March 31, 2010 and a loss on disposal of asset of $902,761 for the period December 23, 2008 through March 31, 2009.  The table below presents the net activity for all periods.

Description	COMBINED PERIODS	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010	For the Period December 22, 2008 through March 31, 2009
Environmental: Clean up & mitigation expenses	$(1,192,775)	$(1,620)	$(190,487)	$(1,000,668)
Property: Tank disposal	(83,678)	-	-	(83,678)
Less: Insurance recovery	627,260	-	445,675	181,585
Loss / Gain on Disposal of Asset	$(649,193)	$(1,620)	$255,188	$(902,761)

Insurance recovery is shown net of a $275,000 deductible.

The underside of the tanks’ steel bottoms, related pumps and values and the surrounding containment areas were damaged when they came in contact with the leaked sulfuric product during the remediation and cleanup process.  The tank bottom was replaced and we have recognized a loss on disposal of tank totaling $83,678 during the period December 22, 2008 through March 31, 2009.  There were no tank leaks in other periods presented.

We continue to work closely with our pollution insurance carrier related to reimbursement for expenses related to this incident.  The table above represents the costs incurred and insurance proceeds.  On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute are approximately $549,000 worth of unpaid expenses and collection of attorneys’ fees.

6.	SUBSEQUENT EVENTS.

Acquisition of the Storage Terminal in Brunswick, GA

On April 1, 2010, we entered into an asset purchase agreement to purchase a 161,000 barrel storage terminal located in Brunswick, GA, as well as certain licenses and permits to operate such facility (collectively, the “Brunswick Terminal”.)  The purchase price for the Brunswick Terminal was $1,800,000; subject to certain adjustments.  The acquisition was finalized on July 15, 2010.

The Brunswick Terminal currently leases the underlying ground from the Georgia Ports Authority which is scheduled to terminate September 4, 2012.  The seller of the Brunswick Terminal has agreed to assist us in obtaining a new lease agreement prior to the expiration of the current lease.  If a new lease agreement cannot be obtained, or an extension of the current lease cannot be negotiated prior to the expiration of the current lease, the purchase price shall be reduced by $500,000.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended March 31, 2010.

Overview of Company and its Operations

Company references herein are referring to consolidated information pertaining to the Company (formerly Laycor Ventures Corp.), the registrant, our wholly owned subsidiaries Blackwater New Orleans, L.L.C. and Blackwater Georgia, L.L.C. and to Laycor Ventures Corp.

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

Westwego Terminal Operations.  On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BWNO”), a Louisiana limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Westwego Terminal.

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and transaction-related expenses. At purchase, the Westwego Terminal had an approximate leasable capacity of 752,000 barrels.

As of June 30, 2010 our asset portfolio and operations consisted of the Westwego Terminal.  During the 1st and 2nd quarter of 2010, we completed construction of three 50,000 barrel steel storage tanks, increasing the leasable storage capacity to approximately 902,000 barrels.  The 51 above-the-ground storage tanks at the Westwego Terminal range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.  Our operations support many different commercial customers, including refiners and chemical manufacturers.  The diversity of our customer base, lends to the potential diversity of the products customers may want stored in the Westwego Terminal.  The products will however generally fall into the three broad categories: petroleum, chemical and agricultural.

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

At the Westwego Terminal, we generally receive our customer’s liquid product by river barge and ship at our Mississippi River dock.  The product is transferred from the river vessels to the leased storage tank(s) via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge or ship.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

As of June 30, 2010 we had leased approximately 695,000 barrels of storage, for a storage utilization rate of approximately 77%.  The major products currently stored at the Westwego Terminal are lubricating oils, 50% grade caustic and sulfuric acid.  Our utilization rate is expected to increase to more than 83% by the end of August 2010 due to recently signed agreements for additional long-term storage.  This expected utilization rate of approximately 83% is including the increase in storage tank capacity of approximately 150,000 barrels constructed since the acquisition of the Westwego Terminal in December 2008.  During June 2010, we substantially completed the construction of a new Mississippi River ship dock.  The addition of the Mississippi River ship dock to our Westwego Terminal facilities will greatly increase our potential for servicing a larger range and number of customers and their products.

Brunswick Terminal Operations.  On April 1, 2010, we entered into an asset purchase agreement to purchase a 161,000 barrel storage terminal located in Brunswick, GA and other improvements thereon, as well as certain licenses and permits to operate such facility.  The Brunswick Terminal is being purchased “as-is”.  The purchase price for the Brunswick Terminal is set at $1,800,000.

Certain conditions specified in the asset purchase agreement were met prior to closing.  The acquisition was finalized on July 15, 2010 and on that date we announced that we have entered into a new tank lease agreement for liquid fertilizer with our first customer at the Brunswick Terminal.

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

Our current business model is to continue to increase the utilization rate of the existing storage tanks at the Westwego Terminal and the Brunswick Terminal and to construct additional storage tanks at those sites as needed.

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

Results of Operations

For the Three-Month Period Ended June 30, 2010.

Revenues-Revenues from storage terminal facilities are derived from two mains areas of operation: recurring contractual storage tank lease fees and monthly ancillary services. The following is a discussion about each.

Revenues-Storage Revenues.  The Company’s storage tank revenues for the three-month period ended June 30, 2010 totaled approximately $1,250,000, as compared to the storage tank revenues of approximately $701,000 for the three-month period ended June 30, 2009.  This is an increase of approximately 78% when comparing the three-month periods. For the three-month period ended June 30, 2010, the monthly average was approximately $417,000.  For the three-month period ended June 30, 2009, the monthly average was approximately $233,500.  This rise in revenues is attributable to an increase in the number of customers, an increase in the number of tanks and barrels leased, and an increase in the rate structure due to a different product mix.

Management monitors the utilization rate of the leasable barrels available in our storage tanks at the Westwego Terminal each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38%.  As of June 30, 2010, the leasable barrel utilization rate was 77%.  See the table below for the month-to-month utilization percentage.  Management attributes this approximate 103% increase in the utilization rate to aggressive marketing of the Westwego Terminal, its desirable location as a distribution hub from the Port of New Orleans, our services offered, storage capacity, and to management’s industry associations.

Month	Utilization Based on Leasable Barrels	Month	Utilization Based on Leasable Barrels
Jun 2010	77.0%	Jun 2009	56.4%
May 2010	75.7%	May 2009	55.9%
Apr 2010	75.7%	Apr 2009	56.9%
Mar 2010	78.0%	Mar 2009	57.8%
Feb 2010	76.7%	Feb 2009	57.8%
Jan 2010	75.0%	Jan 2009	57.8%
Dec 2009	74.4%	Dec 2008	38.0%
Nov 2009	73.3%
Oct 2009	71.8%
Sep 2009	71.8%
Aug 2009	71.8%
Jul 2009	65.6%

Revenues-Ancillary Services.  Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  The Company’s ancillary revenues for the three-month period ended June 30, 2010 totaled approximately $67,000 or approximately 29% more than the ancillary revenues of approximately $52,000 for period ended June 30, 2009.  This increase is due to an ever-increasing array of ancillary services the Company is offering to customers.

Cost of Revenue Operating Expenses.  Our cost of revenue operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, materials, subcontractors, terminal improvements, depreciation expenses, and other expenses.  These amounts totaled approximately $341,000 for the three-month period ended June 30, 2010, averaging approximately $114,000 per month; approximately 4.5% more than the average monthly cost of revenue operating expense for the three-month period ending June 30, 2009, which was approximately $109,000.  This increase is mainly attributable to additions in our depreciable assets due to our expansion and therefore to our subsequent depreciation expenses.

Gross Profit.  Gross profit for the three-month period ended June 30, 2010 was approximately $976,000, or 74% of revenues, or an average of approximately $325,000 per month.  This is a 129% increase from the monthly average gross profit of $142,000 for the three-month period ending June 30, 2009; and is attributable to an increase in the number of customers and revenues during the twelve-month period and management’s plan to keep operating expenses in focus and below storage terminal industry standards.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed to the terminal’s operations via our cost of revenues operating expenses.  The table below outlines the expenses for the three-month period ending June 30, 2010 and the three-month period ended June 30, 2009; with a narrative following comparing the differences between the periods.

Our consolidated SG&A expenses for the three-month period ended June 30, 2010 were approximately $712,000 or 54% of total revenues, averaging approximately $237,000 per month.  Our consolidated SG&A expenses for the three-month period ended June 30, 2009 were approximately $1,382,000 or 184% of total revenues, averaging approximately $461,000 per month.

Non-cash activity for this period includes management non-cash compensation expense for services of approximately $94,000 and professional fees of approximately $7,300.  These non-cash expenses total approximately $101,300.   Excluding these non-cash amounts, our total SG&A expenses for this three-month period ended June 30, 2010 would have been $610,700 or approximately 46% of total revenues.  Comparatively, excluding our non-cash expenses of approximately $697,000 for management and directors services for the three-month period ended June 30, 2009, the total SG&A would have been $685,000 or 91% of total revenues.

The amount expensed for management’s salaries were the same for both periods.  Non-cash compensation expensed for management’s restrictive shares greatly decreased by approximately $603,000 from the three-month period ended June 30, 2009 to the three-month period ended June 30, 2010.  This decrease is due in part to the extension of the vesting periods of management’s restrictive shares until January 2012, reducing the monthly expense from approximately $72,000 to approximately $32,000.  However, the largest decrease is due to the non-recurring expense of approximately $435,000 for the options granted to directors in April 2009.

Professional fees decreased by approximately $67,000 or approximately 31% due to the elimination of certain consulting services, non-recurring professional expenses for legal and audit services, and better negotiation and management of expenditures. Included in professional fees for the three-month period ended June 30, 2010 is $7,300 of non-cash compensation.  Business related insurance expenses increased as we sought additional coverage and increased limits for the business.  The other SG&A expense category remained stable throughout the periods.

Management is pleased with the overall decrease in SG&A expenses in total dollars and as they relate to total revenues, as this supports Management’s belief and plan that we can increase revenues and utilization from our terminal(s) operations without greatly increasing our established SG&A expenses.

	For the Three-Month		For the Three-Month
Selling, General & Administrative (SG&A)	Period Ended		Period Ended
Expenses:	June 30, 2010		June 30, 2009
Management Salaries	$248,000	35%	$248,000	18%

Management Non-cash Compensation	94,000	13%	697,000	50%

Professional Fees	128,000	18%	217,000	16%

Insurance-Other	105,000	15%	82,000	6%

Other SG&A Expenses	137,000	19%	138,000	10%

Total SG&A Expenses	$712,000	100%	$1,382,000	100%

Gain / Loss on Disposal of Assets.  Repairs, cleanup, legal and other expenses related to the tank leak incident in February 2009, were recorded as a loss on disposal of assets to the extent that the loss was not recoverable through insurance.  The table below summarizes amounts related to this incident.

On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute are approximately $549,000 worth of unpaid expenses and collection of attorneys’ fees.

Description	COMBINED PERIODS	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010	For the Period December 22, 2008 through March 31, 2009
Environmental: Clean up & mitigation expenses	$(1,192,775)	$(1,620)	$(190,487)	$(1,000,668)
Property: Tank disposal	(83,678	-	-	(83,678)
Less: Insurance recovery	627,260	-	445,675	181,585
Loss on Disposal of Asset	$(649,193)	$(1,620)	$255,188	$(902,761)

In addition to the $1,620 amount expensed for legal fees during the three-month period ended June 30, 2010 due to the insurance claim in February 2009, we also recorded a net loss of $22,250 relating to the disposal of a 7,500 barrel tank-previously used to store water and not part of the Westwego Terminal’s leasable storage capacity.

Depreciation.   Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $10,000 for the three-month period ended June 30, 2010, averaging approximately $3,300 per month.  This is comparable to the three-month period ended June 30, 2009.

Interest Expense. We recorded net interest expense of approximately $118,000 for the three-month period ended June 30, 2010 and approximately $38,000 in net interest expense for the three-month period ended June 30, 2009.  The following table summarizes the Company’s interest expense incurred and interest expense capitalized during the three-month period ended June 30, 2010 and the three-month period ended June 30, 2009.

Bank Loans refer to our loan agreements with JPMorgan Chase Bank as per our acquisition of the Westwego Terminal, ship dock and tank expansion projects, and our line of credit loan established in late June 2010.  Convertible Debt Loans refer to our loan agreements with investors as per our September 2009 and our January 2010 private offerings; wherein we pay quarterly interest payments, and to the non-cash amount of $107,235 expensed during the three-month period ended June 30, 2010 pertaining to expenses incurred to raise the convertible debt funds, allocated over the life of the loans.  Related Party Loans refers to loans obtained by the Company in January 2009 from related parties.  In December 2009, the Company remitted payments of the remaining outstanding principal on these related party loans.

	For the Three-Month Period Ended June 30, 2010	For the Three-Month Period Ended June 30, 2009
Bank Loans	$47,736	$29,500
Convertible Debt Loans	226,011	-
Related Party Loans	-	6,000
Other Interest	1,642	2,732

Total Interest Incurred	$275,389	$38,232

Less Interest Capitalized to Construction in Process Projects	$(157,868)	$-
Net Interest Expense	$117,521	$38,232

Net Profit (Loss) from Operations.  We recorded our first quarterly net profit during the three-month period ended June 30, 2010 when we recorded a net profit from operations in the amount of approximately $112,000.  This is an improvement of approximately $1,237,000 when compared to the net loss of approximately $1,125,000 recorded for the three-month period ended June 30, 2009.

The $112,000 in net profits amount includes non-cash expenses for depreciation of approximately $106,000, non-cash expenses due to the allocation of stock-based compensation relating to convertible debt deferred financing interest charges of approximately $47,000, non-cash expense of approximately $24,000 for the net disposal of assets, and stock based compensation to members of management and for professional services in the amount of approximately $101,300.  These were offset by the non-cash transaction of approximately $158,000 for interest expense capitalized.   Without these non-cash transactions, we would have generated a net profit of approximately $232,000 for the period.  This is an improvement of approximately $547,000 when compared to the net non-cash results for the three-month period ended June 30, 2009.

During the three-month period ended June 30, 2009, we recorded a net loss of approximately $1,125,000.  Included in this amount was approximately $729,000 related to non-cash expenses for management, directors and professionals for services in stock-based compensation and approximately $81,000 for depreciation.  Without these non-cash expenses, we would have recorded a net loss of approximately $315,000.

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

Significant Events during the Three-Month Period Ended June 30, 2010.
Current Debt and Notes Payable.  On June 24, 2010, we entered into a Line of Credit Note (the “Note”) with JP Morgan Chase Bank, N.A. (“JPM”).  The Note provides us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements, tank modifications, piping, drumming equipment, etc.  The Note bears interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, the Company began making monthly interest payments until maturity, June 30, 2011, when the principal sum will be due.  The Note is secured by an existing Collateral Mortgage on the Westwego Terminal property, along with a Continuing Security Agreement granting JPM a security interest in the Company’s bank accounts, chattel paper, general intangibles and instruments, deposit accounts, documents, equipment, letter of credit rights and contracts.  In addition, the Company and JPM also amended the Company's existing Credit Agreement, adding the Note to its credit facility and adding several newly defined terms.  Copies of the Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement are incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2010.  As of June 30, 2010, we had borrowed $204,500 on this loan.

Discussion.  As of June 30, 2010, our total assets were approximately $13,509,000.  This amount includes cash and cash equivalents of approximately $1,731,000.  Included in the cash amount is $1,725,000 deposited in the Company’s escrow bank account which was received as per our January 2010 convertible debt offering for use towards the Brunswick Terminal acquisition.  Additionally, the total assets amount includes approximately $72,000 from trade and other receivables, approximately $429,000 from the current portion of deferred financing charges, approximately $231,000 for prepaid expenses, approximately $208,000 for the long-tem portion of deferred financing charges, and approximately $10,839,000 from net property, plant and equipment.

Our total liabilities were approximately $11,505,000.  Our current liabilities were approximately $5,379,000, which includes accounts and accrued payables of approximately $1,895,000, deferred revenue (due to storage prepayment) of approximately $208,000, liabilities for our tank disposal associated with our insurance incident of approximately $528,000, and the current portion of our long-term debt of $2,749,500. Our long-term liabilities were approximately $6,126,000 which includes $1,375,000 for bank loans and approximately $4,751,000 for convertible debt loans.

At June 30, 2010, we had negative working capital of approximately $2,917,000.  This is an increase of approximately $1,194,000 from the year ended March 31, 2010.  Our acquisition of the Brunswick Terminal, when fully leased, will contribute to our increased cash flow and liquidity; as well as the increased revenues resulting from the recently completed construction of three 50,000 barrel storage tanks, which are currently leased to customers.  It is anticipated that during the next few months we will restructure one of our JPM loans from being due within the current period to becoming a long-term note; resulting in the reclassing of approximately $1,625,000 from current liabilities to long-term liabilities.  This debt restructuring will be beneficial to our working capital calculation.

Future minimum payments as per our third party loans agreements and related party convertible debt loan agreements for the next five years and the total amount thereafter are as follows; if none of the convertible debt loans are converted into common shares of the company.

Years ending June 30,
2011	$2,750,000
2012	5,251,033
2013	500,000
2014	375,000
2015	0
Thereafter	0
$8,876,033

At June 30, 2010, we had cash totaling $5,938 plus cash set aside by the Company of $1,725,000 for the acquisition of the Brunswick Terminal.  At March 31, 2010 we had unrestricted cash of $2,020,527.

During the three-month period ended June 30, 2010, we reported a net profit of approximately $112,000.  Adding to this amount were the non-cash activities of approximately $339,000, use of cash from changes in operating assets and liabilities of approximately $1,060,000, use of cash from investing activities of approximately $465,000 and receipt of funds from various financing activities of approximately $785,000, resulting in a decrease in cash for the period of approximately $289,000.

We do not have any operating leases or off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.   CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

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

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC due to material errors in the recording of stock-based compensation transactions.  The consolidated financial statements in this report have been adjusted to include these changes. Management is working on plans to improve the processes that govern the recording of these transactions. We believe these plans when finalized will enable us to avoid these types of errors in the future.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of the fiscal year that have materially affected; or are reasonably likely to materially affect our internal control over financial reporting other than noted above.

 PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier, for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute are approximately $549,000 worth of unpaid expenses and collection of attorneys’ fees which we believe are covered under our insurance policy then in effect.

ITEM 1A.  RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibit Number	Description
10.1*
Purchase and Sale Agreement by and between the Company and NuStar Terminals Operations Partnership, L.P. dated April 1, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2010)

10.2*
Form of Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement with JP Morgan Chase Bank, N.A. dated June 24, 2010 (incorporated by reference to the Company’s Annual report on Form 10-K filed with the Commission on June 28, 2010)

10.3*
Finalization of Acquisition of the Brunswick Terminal by and between the Company and NuStar Terminals Operations, L.P. dated July 15, 2010 and other agreements by and between the Company and others dated July 15, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
*  Incorporated by reference to prior filings.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2010.

BLACKWATER MIDSTREAM CORP. BY: /s/ Michael D. Suder Michael D. Suder Chief Executive Officer BY: /s/ Donald St. Pierre Donald St. Pierre Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description
10.1*
Purchase and Sale Agreement by and between the Company and NuStar Terminals Operations Partnership, L.P. dated April 1, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2010)

10.2*
Form of Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement with JP Morgan Chase Bank, N.A. dated June 24, 2010 (incorporated by reference to the Company’s Annual report on Form 10-K filed with the Commission on June 28, 2010)

10.3*
Finalization of Acquisition of the Brunswick Terminal by and between the Company and NuStar Terminals Operations, L.P. dated July 15, 2010 and other agreements by and between the Company and others dated July 15, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
*  Incorporated by reference to prior filings.
** Filed herewith.