Form 10-Q
period 2010-09-30
Blackwater Midstream Corp.
filed 2010-11-12
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________

FORM 10-Q

_______________________________________________________
 (Mark One)
|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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
As of November 11, 2010, there were 54,727,989 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	MARCH 31,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash	$45,121	$2,020,527
Receivables-trade and other	106,615	49,720
Current portion of deferred financing charges	428,943	440,528
Prepaid expenses and other current assets	169,880	252,607
Total current assets	750,559	2,763,382

Long-term portion of deferred financing charges	100,441	303,327
Property, plant, equipment, net	13,313,266	9,461,415

TOTAL ASSETS	$14,164,266	$12,528,124

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$2,044,715	$1,396,334
Accounts payable-related parties	46,845	11,832
Accrued liabilities	194,547	216,891
Deferred revenue	204,475	405,184
Liabilities-disposal of asset	522,373	616,671
Current portion of long-term liabilities	1,553,949	1,839,500
Total current liabilities	4,566,904	4,486,412

Long-term liabilities:
Bank loan	2,767,347	1,500,000
Related party convertible debt	250,000	250,000
Convertible debt	4,501,033	4,501,033
Total long-term liabilities	7,518,380	6,251,033

TOTAL LIABILITIES	12,085,284	10,737,445

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares,
issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value:
54,722,989 and 54,408,734 issued, outstanding at September 30, 2010 and March 31, 2010, respectively	54,723	54,409
Additional paid-in capital	9,647,498	9,187,531
Accumulated deficit	(7,623,239)	(7,451,261)
TOTAL STOCKHOLDERS' EQUITY	2,078,982	1,790,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,164,266	$12,528,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue
Storage	$1,480,817	$907,317	$2,730,864	$1,607,894
Other Services	278,358	109,550	345,285	161,621

Total Revenue	1,759,175	1,016,867	3,076,149	1,769,515

Cost of revenue
Labor	(186,238)	(119,609)	(324,829)	(237,348)
General materials	(221,308)	(44,949)	(277,002)	(69,032)
Subcontractors	(2,311)	(30,225)	(26,098)	(130,571)
Depreciation	(134,413)	(75,267)	(230,181)	(147,254)
Other costs of revenue	(44,266)	(81,180)	(71,783)	(93,820)

Total cost of revenue	(588,536)	(351,230)	(929,893)	(678,025)

GROSS PROFIT	1,170,639	665,637	2,146,256	1,091,490

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,129,702	1,102,458	1,842,047	2,484,423
Loss on disposal of assets	150,105	-	173,976	-
Depreciation	11,790	9,693	22,118	19,177

Total other operating expenses	1,291,597	1,112,151	2,038,141	2,503,600

Income (Loss) from operations	(120,958)	(446,514)	108,115	(1,412,110)

Net interest expense	(262,624)	(27,895)	(380,094)	(65,843)
Gain on bargain purchase of assets	100,000	-	100,000	-
Gain on insurance settlement	-	252,292	-	130,494

Net loss	$(283,582)	$(222,117)	$(171,979)	$(1,347,459)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.00)	$(0.03)

Weighted average number of shares
outstanding:
BASIC AND DILUTED	54,515,420	52,425,969	54,462,574	52,261,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(171,979)	$(1,347,459)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	252,299	166,431
Impairment on investment	-	82,400
Amortization of deferred financing fees	214,472	-
Net Loss on disposal of assets	179,178	-
Net gain on bargain purchase of assets	(100,000)	-
Stock based compensation	460,280	1,027,764

Changes in operating assets and liabilities:
Accounts receivable	(56,895)	(96,052)
Prepaid expenses	87,094	(174,644)
Inventory	(4,367)	-
Deferred revenue	(200,708)	740,350
Accounts payable and accruals	(340,678)	(365,374)
Net cash provided by (used in) operating activities	318,696	33,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	-	(1,410,494)
Proceeds from investments	-	325,000
Purchase of Brunswick, GA Terminal	(1,800,000)	-
Purchase of property, plant and equipment	(1,475,898)	(247,480)
Net cash provided by (used in) investing activities	(3,275,898)	(1,332,974)

CASH FLOWS FROM FINANCING ACTIVITES:
Cash proceeds from convertible debt raise	-	1,660,000
Payments of related party debt	-	(61,502)
Proceeds from bank loan	1,442,000	-
Payments on bank loan	(460,204)	(250,000)
Net cash provided by (used in) financing activities	981,796	1,348,498

NET CHANGE IN CASH FOR THE PERIOD	(1,975,406)	48,940
CASH AT BEGINNING OF PERIOD	2,020,527	12,565
CASH AT END OF PERIOD	$45,121	$61,505

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$343,906	$80,154
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Construction in progress included in accounts payable	$907,432	$137,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements as of September 30, 2010 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2010 audited financial statements and notes thereto.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2009 have been reclassified to conform to the 2010 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  The results of operations for the three-month and six-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year.

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

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life of the assets when new. :

	Estimated Useful Life	September 30, 2010	March 31, 2010
Land		$1,313,947	$1,313,947
Office building & warehouses	40	339,784	253,963
Improvements	40	346,875	146,609
Dock	30	4,106,926	978,325
Tanks, racks and piping	40	6,790,799	4,677,250
Equipment	5	15,346	15,346
Office equipment, software & tools	5 - 7	175,087	164,463
Construction in Process		965,902	2,439,698
Total property, plant and equipment		14,054,666	9,989,601
Less: accumulated depreciation		(741,400)	(528,186)
Net property, plant and equipment, net		$13,313,266	$9,461,415

Construction in process projects as of March 31, 2010 included our ship dock and one 50,000 barrel steel tank.  These have since been completed and placed into service.  As of September 30, 2010, we had other capital improvement projects undergoing construction, with most scheduled to be complete within the next quarter.

3.	STOCK-BASED COMPENSATION.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2010	2,843,528	$0.18	3.60
Granted	100,000	0.50	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2010	2,943,528	$0.19	3.17
Exercisable at September 30, 2010	2,843,528	$0.18	3.10

Net income for the three-month and six-month periods ended September 30, 2010 included $97,702 and $192,144, respectively, of stock-based compensation costs for management, $0 for the three-month period ended September 30, 2010 and $241,348 for the six-month period ended September 30, 2010 for stock-based compensation costs for directors, and $19,478 for the three-month period ended September 30, 2010 and $26,788 for the six-month period ended September 30, 2010 of stock-based compensation cost for equity awards granted to non-employees which are included in general and administrative expenses in the accompanying consolidated statements of operations.

In September of 2010, the remaining term of 2,117,646 stock options previously granted to directors in April of 2009 was reduced from nine years to three months as a result of their termination from the board.  In the same month, the Company modified these stock options to extend the remaining term from three months to sixteen months.  The extension of the term was accounted for under ASC 718-35-3 “Stock Compensation – Modification of an Award” and as a result the incremental cost resulting from the modification was recorded as compensation expense during the quarter ended September 30, 2010, which is included in selling, general and administrative expenses in the consolidated statement of operations.  The Company determined the fair value of the stock options immediately prior to modification was $320,568 and the fair value immediately after the modification was $522,798, resulting in an incremental cost of $202,230.  The fair values of the options were determined by using the Black-Scholes option-pricing model with the following inputs: (1) Stock price on the modification date (2) Exercise price and expected term as reflected in the original and modified agreements (3) Expected volatilities ranging from 150%-203% (4) Risk free rate of 1% and (5) No expected dividends.

In September 2010, the Company granted 43,465 restrictive shares of common stock to each of its four officers and three directors, 304,255 shares in aggregate, pursuant to the Company’s 2008 Incentive Plan.  The shares were valued at $0.30 per share as of the grant date.  The shares to the directors vested immediately on September 1, 2010.  The shares to management shall vest on January 1, 2012; only if the individual members of management are employed with the Company on the date of vesting.  For the six months ended September 30, 2010, we expensed $42,378 related to these grants.

As of September 30, 2010, there was approximately $521,108 of total unrecognized compensation costs related to unvested stock-based compensation for the restricted shares granted to management that is expected to be recognized over a weighted-average period of approximately fifteen months.

On December 7, 2009, pursuant to the Company’s 2009 Non-Employee Directors Stock Incentive Plan, (the “Plan”) the Company granted 1,200,000 shares of stock options to three non-employee directors, subject to approval by the stockholders at the Company’s annual shareholder meeting in September 2010.  Pending approval, the options were to vest in three periods: 171,426 options on December 7, 2009, 514,287 options on the date of the Company’s annual shareholders’ meeting in 2010, if all three directors are re-appointed and 514,287 options on the date of the Company’s annual shareholders’ meeting in 2011, if all three directors are re-appointed or elected to serve.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant, which was $0.35 per share.

As per the Company’s Annual Shareholders’ Meeting held on September 2, 2010, the three non-employee directors were not nominated for election to the Company’s Board of Directors nor was the 2009 Non-Employee Directors Stock Incentive Plan approved by the shareholders.

Therefore, the Plan and the grants are not effective and the Company has not recognized any related compensation cost.

On May 19, 2010, the Company entered into a six month consulting agreement, which was amended on June 11, 2010, (the “Consulting Agreements”), with Malcolm McGuire & Associates, L.L.C. (“Consultant”).  The Consulting Agreements require the Company to pay a monthly consulting fee of $4,000 to the Consultant beginning as of May 19, 2010 for six months, to grant Consultant 2,500 shares of the Company’s common stock monthly beginning on June 1, 2010 for six months, and as of June 11, 2010 to grant Consultant the option to purchase 100,000 shares of the Company’s restricted common stock at the exercise price of $0.50 per share, vesting on November 20, 2010 exercisable until November 20, 2015, with a fair value of $34,332 as of September 30, 2010.

Through September 2010, the Consultant received 10,000 shares of the Company’s common stock, equal to an expense amount of $2,650 for the three-month period ended September 30, 2010 and $3,900 for the six-month period ended September 30, 2010.  The Consultant also received 5,000 additional shares of the Company’s common stock during and for the periods of October and November 2010.

The Company recorded an expense of approximately $16,828 for the three-month period ended September 30, 2010 and $22,888 for the six-month period ended September 30, 2010 relating to the granting of the option to Consultant.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions as of September 30, 2010:
Grant-Date Fair Value	$0.36
Expected Term	5.5
Expected Volatility	145.84%
Risk-Free Interest Rate	1.27%
Expected Dividend Distributions	N/A

4.	LONG-TERM DEBT AND NOTES PAYABLE.

On June 24, 2010, we entered into a Line of Credit Note (the “Note”) with JP Morgan Chase Bank, N.A. (“JPM”).  The Note provides us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements, tank modifications, piping, drumming equipment, etc.  The Note bears interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, the Company began making monthly interest payments until maturity on June 30, 2011, when the principal sum will be due.  Copies of the Note, Continuing Security Agreement and Amendment to Credit Agreement are incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2010.  As of September 30, 2010, the Company had borrowed $500,000 on this Note, the balance of which is included in the current portion of long-term liabilities in the consolidated balance sheet.

On August 16, 2010, we entered into a Line of Credit Note (the “August 2010 Note”) with JPM.  The August 2010 Note provides us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements.  The August 2010 Note bears interest at an annual rate of 2.00% above the Prime Rate.  On or before October 31, 2010, the Company is to make interest and principal payments on the balance due.  Copies of the August 2010 Note are incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2010.  As of September 30, 2010, the Company had borrowed $131,500 on this loan, the balance of which is included in the current liabilities section of our consolidated balance sheet.

In addition, during the six months ended September 30, 2010, we borrowed an additional $810,500 on our non-revolving line of credit with JPM to partially finance construction of three storage tanks and a ship dock at the Westwego, LA Terminal. Advances on this line of credit bear interest at 2.00% above the Prime Rate and principal payments are due monthly in the amount of $35,000, beginning in April 2010.  All unpaid principal and accrued interest is due on February 12, 2011.

On September 27, 2010, we entered into a Third Amendment to Credit Agreement amending two loans with an aggregate outstanding balance of $3,766,666.78 (the “Loan Amount”) with JPM to combine these loans into a single term loan with same principal balance.  The new term note bears interest at the annual rate of 1.50% above the Prime Rate, subject to certain minimum rate requirements.  The Company will pay consecutive monthly installments of principal in the amount of $76,871, commencing September 30, 2010.  The loan matures on September 30, 2014, at which time all unpaid principal and accrued unpaid interest is finally due and payable.

The Company evaluated the modification event under ASC 470-60 “Troubled Debt Restructurings”. Because the debt holder did not grant a concession as a part of the modification, the transaction was not accounted for as troubled debt restructuring. Consequently, the Company evaluated this transaction under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. The Company determined that the difference in the present value of future cash flows between the original debt instruments and the modified debt instrument was less than 10%, and therefore the modification was determined to be not substantial. Accordingly, the Company will account for the modified debt prospectively at its new effective interest rate of 4.87%.

In conjunction with our September 2009 and January 2010 convertible debt raising activities, we amortized deferred financing costs of approximately $107,236 during the three-month period ended September 30, 2010 and approximately $214,471 for the six-month period ended September 30, 2010.  There were no similar charges during the three-month or six-month period ended September 30, 2009.

Future minimum payments as per our third party loan agreements and related party convertible debt notes for the next five years and the total amount thereafter are as follows, if none of the convertible notes are converted into common shares of the Company.  The future minimum payments presented below are considering the Company’s loan agreements with JPM on October 29, 2010, as discussed in Section 7 “Subsequent Events” of the Notes to Unaudited Consolidated Financial Statements of Part 1 of this 10-Q Report.

Years ending September 30,
2011	$1,173,864
2012	5,924,897
2013	1,173,864
2014	1,173,864
2015	0
Thereafter	0
$9,446,489

5.	GAIN AND LOSS ON DISPOSAL OF ASSETS.

In addition to the $2,513 amount expensed for legal fees during the six-month period ended September 30, 2010 due to the insurance claim in February 2009, we also recorded a net non-cash loss of approximately $171,463 relating to the demolition of small storage tanks at the Westwego Terminal for a total loss on disposal of assets of $173,976.  The amount expensed for our insurance claim during the three-month period ended September 30, 2010 was approximately $1,621 and the amount for the demolition of small storage tanks was approximately $22,250.

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

As a result of this leak we recorded a loss of $1,620 and $893 for legal fees for the three-month and six-month periods, respectively, ended September 30, 2010, a gain on disposal of asset of $255,188 for the year ended March 31, 2010 and a loss on disposal of asset of $902,761 for the period December 23, 2008 through March 31, 2009.  The table below presents the net activity for all periods.

Description	COMBINED PERIODS	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010	For the Period December 22, 2008 through March 31, 2009
Environmental: Clean up & mitigation expenses	$(1,193,668)	$(2,513)	$(190,487)	$(1,000,668)
Property: Tank disposal	(83,678)	-	-	(83,678)
Less: Insurance recovery	627,260	-	445,675	181,585
Loss / Gain on Disposal of Asset	$(650,086)	$(2,513)	$255,188	$(902,761)

Insurance recovery is shown net of a $275,000 deductible.

We continue to work closely with our pollution insurance carrier related to reimbursement for expenses related to this incident.  On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute are approximately $549,000 of unpaid expenses and collection of attorneys’ fees.  No accrual for the recovery of this amount has been recorded as of September 30, 2010.

6.	BRUNSWICK TERMINAL ASSET PURCHASE.

On July 15, 2010 Blackwater Georgia, L.L.C. (“BWGA”), a wholly-owned subsidiary of the Company, finalized the acquisition of the Brunswick Georgia Terminal (the “Brunswick Terminal”) for $1,800,000 from NuStar Terminals Operations Partnership, L.P. (the “Seller”).  We commissioned and obtained a leasehold valuation appraisal (the “Brunswick Terminal Appraisal”) from a third-party independent appraisal firm.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 gain for the difference, which is recorded in the company's statement of operations.

The Brunswick Terminal has a storage capacity of 161,000 barrels and currently leases the underlying ground from the Georgia Ports Authority which is scheduled to terminate September 4, 2012.  The seller of the Brunswick Terminal has agreed to assist the Company in obtaining a new lease agreement prior to the expiration of the current lease.  If a new lease agreement cannot be obtained, or an extension of the current lease cannot be negotiated prior to the expiration of the current lease, the purchase price shall be reduced by $500,000.

The Company evaluated the purchase under Rule 3-05 and determined that it was not a business acquisition due to the fact that the terminal was dormant for a substantial part of the past two years prior to acquisition.  The Company also evaluated the purchase under FASC ASC 805 and concluded that it should be treated as a business acquisition under US GAAP; and therefore applied the purchase accounting method.

Presented below are pro-forma consolidated statements of operations for the six month period ending September 30, 2010 and 2009, when considering the operating results of the Brunswick Terminal if acquired as of April 1, 2009.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009
Revenue	$3,216,149	$1,979,515

Net income (loss)	$(257,735)	$(1,253,041)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$(0.00)	$(0.02)
DILUTED	$(0.00)	$(0.02)

Weighted average number of shares outstanding:
BASIC & DILUTED	54,462,574	52,261,252

7.	SUBSEQUENT EVENTS.

On October 29, 2010, we entered into a Fourth Amendment to Credit Agreement (the “October 2010 Note”) in the principal amount of $4,695,456.03 with JPM amending previous loans as follows:

Credit Agreement, as amended= $3,689,796.03
Line of Credit Note = $500,000.00
Non-Revolving Line of Credit = $131,500.00
Advance = $374,160.00

The October 2010 Note bears interest at the annual rate of 1.50% above the Prime Rate, subject to certain minimum rate requirements.  The October 2010 Note provides for consecutive monthly installments of principal in the amount of $97,822.00, commencing October 31, 2010 and continuing until maturity on September 30, 2014; along with related interest.

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

Overview of Company and its Operations

Company references herein are referring to consolidated information pertaining to the Company (formerly Laycor Ventures Corp.), the registrant, our wholly-owned subsidiaries Blackwater New Orleans, L.L.C., Blackwater Georgia, L.L.C. and to Laycor Ventures Corp.

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

Our income is derived from tank leasing, throughput charges for receipt and delivery options and other services requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.  Cash generated from the operations is our primary source of liquidity for funding debt service, maintenance, and small-scale potential capital expenditures.  Based on long-term contracts, we would seek debt financing to fund larger-scale capital expenditures.  Our operations support many different commercial customers, including refiners and chemical manufacturers.  The diversity of our customer base, lends to the potential diversity of the products customers may want stored in our terminals.

We generally receive our customer’s liquid product by river barge and ship.  Their product is transferred from the river vessels to the leased storage tank(s) via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage by truck, railcar and/or by barge or ship.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

Westwego Terminal Operations.  In September 2008, we formed Blackwater New Orleans, L.L.C. (“BWNO”), a Louisiana limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Westwego, LA Terminal (the “Westwego Terminal”) in December 2008.

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory and transaction-related expenses. At purchase, the Westwego Terminal had an approximate leasable storage capacity of 752,000 barrels.

During the 1st and 2nd quarters of 2010, we completed construction of three 50,000 barrel steel storage tanks, increasing the leasable storage capacity to approximately 902,000 barrels.  During July and August of 2010, to allow for future erection of newer and larger storage tanks, we dismantled the steel structures of six 7,500 barrel tanks (their foundations remain in place) for a reduction in barrel capacity of 45,000 barrels. As of September 30, 2010, we had 46 above-the-ground storage tanks at the Westwego Terminal ranging in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.

Brunswick Terminal Operations.  In February 2010, we formed Blackwater Georgia, L.L.C. (BWGA), a Georgia limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Brunswick, GA Terminal (the “Brunswick Terminal”) on July 15, 2010.

The purchase price for the Brunswick Terminal was $1,800,000.  At purchase, the Brunswick Terminal had an approximate leasable storage capacity of 161,000 barrels.  The four above-the-ground storage tanks at the Brunswick Terminal range in size from two 500 barrel capacity tanks and two 80,000 barrel capacity tanks.

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

Our current business model is to continue to increase the utilization rate of our existing storage tanks at the Westwego and Brunswick terminals and to construct additional storage tanks at those sites as needed.

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

Results of Operations

For the Three-Month and Six-Month Periods Ended September 30, 2010 and September 30, 2009.

Revenues-Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services. The following is a discussion about each source of revenue.

Revenues-Storage Revenues.  The Company’s storage tank revenues for the three-month and six–month periods ended September 30, 2010 totaled approximately $1,481,000 and $2,731,000, respectively, as compared to the storage tank revenues of approximately $907,000 and $1,608,000, respectively, for the three-month and six-month periods ended September 30, 2009.  This is an increase of approximately 63% when comparing the three-month periods ending September 30th and 70% when comparing the six-month periods ended September 30th.  For the three-month period ended September 30, 2010, the monthly average storage revenue was approximately $494,000 and for the six-month period ended September 30, 2010, the monthly average storage revenue was $455,000.  For the three-month period ended September 30, 2009, the monthly average was approximately $302,000 and for the six-month period ended September 30, 2009 the monthly average was approximately $268,000.  This rise in revenues is attributable to an increase in the number of customers, an increase in the number of tanks and barrels leased, and an increase in the rate structure due to a different product mix, and the purchase of the Brunswick Terminal.  The Brunswick Terminal contributed $70,000 in revenues for the combined months of August and September 2010.

Management monitors the utilization rate of the leasable barrels available in our storage tanks each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38% and at the Brunswick Terminal, the utilization rate in July 2010 was 0%.

As of September 30, 2010 we had leased approximately 835,200 barrels of storage, for a combined storage utilization rate of approximately 82%.  The major products currently stored at our terminals are lubricating oils, 50% grade caustic, sulfuric acid and liquid fertilizer.

See the table below for the month-to-month increases in utilization rate percentages.  Management attributes the December 2008-September 2010 116% increase in the utilization rate to aggressive marketing of our terminals, their desirable locations as distribution hubs, our services offered, storage capacity, and to management’s industry associations.  If considering the six tanks or 45,000 barrels as only temporarily unavailable capacity, then the consolidated utilization rate as of September 30, 2010 would be approximately 79% or an increase of 108% from the original acquisition dates.

MONTH	Footnote	CONSOLIDATED BARREL CAPACITY AVAILABLE	CONSOLIDATED UTILIZATION RATE
September 2010		1,018,000	82.0%
August 2010	*6	1,018,000	82.0%
July 2010	*4 & *5	1,033,000	80.9%
June 2010	*3	902,000	77.0%
May 2010		852,000	75.7%
April 2010		852,000	75.7%
March 2010		852,000	78.0%
February 2010	*2	852,000	76.7%
January 2010		752,000	75.0%
December 2009		752,000	74.4%
November 2009		752,000	73.3%
October 2009		752,000	71.8%
September 2009		752,000	71.8%
August 2009		752,000	71.8%
July 2009		752,000	65.6%
June 2009		752,000	56.4%
May 2009		752,000	55.9%
April 2009		752,000	56.9%
March 2009		752,000	57.8%
February 2009		752,000	57.8%
January 2009		752,000	57.8%
December 2008	*1	752,000	38.0%
*1 – Dec 2008, Acquisition of the Westwego Terminal, approximately 752,000 barrels.
*2 – Feb 2010, Completed construction of two 50,000 barrel tanks at the Westwego Terminal.
*3 – Jun 2010, Completed construction of one 50,000 barrel tank at the Westwego Terminal.
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.

Revenues-Ancillary Services.  Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  The Company’s ancillary revenues for the three-month and six-month periods ended September 30, 2010 totaled approximately $278,000 and $345,000, respectively or approximately 154% more than the ancillary revenues of approximately $110,000 for three-month period ended September 30, 2009 and $162,000 or approximately 114% for the six-month period ended September 30, 2009.  This increase is due to an ever-increasing array of ancillary services the Company is offering to customers, specifically, blending and packaging.

Cost of Revenue Operating Expenses.  Our cost of revenue operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, terminal materials and supplies, subcontractors, depreciation expenses, and other expenses.

Our cost of revenue operating expenses have increased ratably from period to period due to our increased utilization and revenues but have decreased in percentage when compared to total revenue.  They totaled approximately $589,000 for the three-month period ended September 30, 2010, or 33% of revenue; as compared to approximately $351,000 for the three-month period ending September 30, 2009 or 35% of revenue.  The key indicator of labor as a percentage of revenue decreased from 12% to 11% for the three-month periods ending September 30, 2009 and 2010, respectively.  General materials increased from 4% to 13% for the three month periods ending September 30, 2009 and 2010, respectively as we increased maintenance and consumed materials and supplies utilized by our new packaging activities.   Also depreciation expense increased by less than 1%, as a percentage of revenues, for the three-month periods ended September 30, 2009 and 2010, due to our expansion and therefore to our subsequent increase in depreciation expenses.

Our cost of revenue operating expenses totaled approximately $930,000 for the six-month period ended September 30, 2010, or 30% of revenue; as compared to approximately $678,000 for the six-month period ending September 30, 2009 or 38% of revenue.  The key indicator of labor as a percentage of revenue decreased from 13% to 11% for the six-month periods ending September 30, 2009 and 2010, respectively.  General materials have increased from 4% to 9% for the six-month periods ending September 30, 2009 and 2010, respectively as we increased maintenance and consumed materials utilized by our new packing activities.

Gross Profit.  Gross profit for the three-month period ended September 30, 2010 was approximately $1,171,000, or 67% of revenues, or an average of approximately $390,000 per month.  This is a 76% increase from the monthly average gross profit of $222,000 for the three-month period ending September 30, 2009; which was approximately $666,000 or 65% of revenues.

Similarly, gross profit for the six-month period ended September 30, 2010 almost doubled from the $1,091,000 amount recorded as of September 30, 2009 or 62% of revenues to approximately $2,146,000 for the six-month period ended September 30, 2010 or 70% of revenues. The average monthly gross profit increased for the six-month period ended September 30, 2010, from approximately $358,000 or 97% better than the six-month period’s monthly average of approximately $182,000 ended on September 30, 2009.

These increases in gross profit are attributable to an increase in the number of customers, growing storage revenues and ancillary services, higher storage utilization, and operational efficiencies during the comparative periods.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), other non-cash compensation to directors and consultants, expenses related to being a public company, professional fees, insurance, and other expenses that were not allocated or expensed to the terminals’ operations via our cost of revenue operating expenses.  The narrative following outlines the expenses for the three-month and six-month periods ending September 30, 2010 and the three-month and six-month periods ended September 30, 2009 and the table following for the six month periods.

Our consolidated SG&A expenses for the three-month period ended September 30, 2010 were approximately $1,130,000 or 64% of total revenues, averaging approximately $377,000 per month.  Our consolidated SG&A expenses for the three-month period ended September 30, 2009 were approximately $1,102,000 or 108% of total revenues, averaging approximately $367,000 per month.  This represents an increase of approximately 2% for the comparative three-month average.

Our consolidated SG&A expenses for the six-month period ended September 30, 2010 were approximately $1,842,000 or 60% of total revenues, averaging approximately $307,000 per month.  Our consolidated SG&A expenses for the six-month period ended September 30, 2009 were approximately $2,484,000 or 140% of total revenues, averaging approximately $414,000 per month.  This represents a decrease of approximately 26% for the comparative three-month average.

Non-cash activity for the three-month and six-month periods ended September 30, 2010 includes management non-cash compensation expense for services of approximately $98,000 and $192,000, respectively. Non-cash activity for directors’ compensation expense was approximately $241,000 for the three-month and six-month periods ended September 30, 2010.  Non-cash activity also included approximately $19,000 for professional fees for the three-month period ended September 30, 2010 and approximately $27,000 for the six-month period.  These non-cash expenses total approximately $359,000 during the three-month period and approximately $460,000 for the six-month period.   Excluding these non-cash amounts, our total SG&A expenses for the three-month period ended September 30, 2010 would have been approximately $771,000 or approximately 44% of total revenues.  Excluding these non-cash amounts, our total SG&A expenses for the six-month period ended September 30, 2010 would have been approximately $1,382,000 or approximately 45% of total revenues.  Comparatively, excluding our non-cash expenses of approximately $262,000 for management, directors and services for the three-month period ended September 30, 2009, the total SG&A would have been $840,000 or 83% of total revenues.  Excluding our non-cash expenses of approximately $960,000 for management, directors and services for the six-month period ended September 30, 2009, the total SG&A would have been $1,525,000 or 86% of total revenues.

The amount expensed for management’s salaries were the same for both six month periods.  Non-cash compensation expensed for management, directors and consultants restrictive shares and options greatly decreased by approximately $500,000 from the six-month period ended September 30, 2009 to the six-month period ended September 30, 2010.  This decrease is due in part to the extension of the vesting periods of management’s restrictive shares until January 2012, reducing the monthly expense.  However, the largest decrease is due to the non-recurring expense of approximately $435,000 for the options granted to directors in April 2009.  Offsetting these decreases was a charge of $202,230 in September 2010 for a one-time compensation modification on stock options, previously granted to former directors, due to an extension granted in the remaining term of the options.

Professional fees for the six-month comparative periods decreased by approximately $189,000 or approximately 37% due to the elimination of certain consulting services, non-recurring professional expenses for legal and audit services, and better negotiation and management of expenditures.  Business related insurance expenses increased as we sought additional coverage and increased limits for the business and the insuring of the recently acquired Brunswick Terminal.  The other SG&A expense category remained stable throughout the periods.

Management is pleased with the overall decrease in SG&A expenses in total dollars and as they relate to total revenues, as this supports Management’s belief and plan that we can increase revenues and utilization from our operations of our terminals without greatly increasing our established SG&A expenses.

	For the Six-Month		For the Six-Month
Selling, General & Administrative (SG&A)	Period Ended		Period Ended
Expenses:	September 30, 2010		September 30, 2009
Management Salaries	$496,000	27%	$496,000	20%

Management & Director & Service Share-based (non-cash) Compensation	460,000	25%	960,000	39%

Professional Fees	328,000	18%	517,000	21%

Insurance-Other	225,000	12%	164,000	6%

Other SG&A Expenses	333,000	18%	347,000	14%

Total SG&A Expenses	$1,842,000	100%	$2,484,000	100%

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

Description	COMBINED PERIODS	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010	For the Period December 22, 2008 through March 31, 2009
Environmental: Clean up & mitigation expenses	$(1,193,668)	$(2,513)	$(190,487)	$(1,000,668)
Property: Tank disposal	(83,678)	-	-	(83,678)
Less: Insurance recovery	627,260	-	445,675	181,585
Loss on Disposal of Asset	$(650,086)	$(2,513)	$255,188	$(902,761)

In addition to the $2,513 amount expensed for legal fees during the six-month period ended September 30, 2010 due to the insurance claim in February 2009, we also recorded a net non-cash loss of approximately $171,000 relating to the demolition of small storage tanks at the Westwego Terminal.

Depreciation.   Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $12,000 for the three-month period ended September 30, 2010, and $22,000 for the six-month period ending September 30, 2010, averaging approximately $3,700 per month.  This is slightly higher when compared to the three-month and six-month periods ended September 30, 2009, as we added overhead assets in our business.

Interest Expense. We recorded net interest expense of approximately $263,000 for the three-month period ended September 30, 2010 and approximately $380,000 net interest expense for the six-month period ended September 30, 2010.  This compares to our net interest expense of approximately $28,000 for the three-month period ended September 30, 2009 and approximately $66,000 net interest expense for the six-month period ended September 30, 2009.

The following table summarizes the Company’s interest expense incurred and interest expense capitalized during the six-month period ended September 30, 2010 and the six-month period ended September 30, 2009.

Bank Loans refer to our loan agreements with JPMorgan Chase Bank as per our acquisition of the Westwego Terminal, ship dock and tank expansion projects-consolidated in September 2010, and our line of credit loans established in June 2010 and August 2010, consolidated in October 2010.  Convertible Debt Loans refer to our loan agreements with investors as per our September 2009 and our January 2010 private offerings; wherein we pay quarterly interest payments, and to the non-cash amount of $214,472 expensed during the six-month period ended September 30, 2010 pertaining to expenses incurred to raise the convertible debt funds, allocated over the life of the loans.  Related Party Loans refers to loans obtained by the Company in January 2009 from related parties.  In December 2009, the Company remitted payments of the remaining outstanding principal on these related party loans.

	For the Six-Month Period Ended September 30, 2010	For the Six-Month Period Ended September 30, 2009
Bank Loans	$103,200	$61,000
Convertible Debt Loans	452,000	-
Related Party Loans	-	19,000
Other Interest, Net	3,100	-
Total Interest Incurred	$558,300	$80,000

Less Interest Capitalized to Construction in Process Projects	$(178,200)	$(14,000)
Net Interest Expense	$380,100	$66,000

Gain on Bargain Purchase of Assets and Gain on Disposal of Asset.  On July 15, 2010 we finalized the acquisition of the Brunswick Georgia Terminal for $1,800,000.  We commissioned and obtained a leasehold valuation appraisal from a third-party independent appraisal firm.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 gain for the difference, which is recorded in the Company's statement of operations.

Pertaining to the tank leak incident at the Westwego Terminal in February 2009, we recorded the amounts due from our insurance carriers and the expenses we have incurred as of September 30, 2009 in the consolidated statement of operations.

During the six-month period ended September 30, 2009, we collected $61,842 in pollution insurance expense reimbursements from our pollution insurance carrier and recorded a receivable of $250,000, as per a property insurance settlement, due from our property insurance carrier.  The $250,000 was collected in October 2009.  During the six-month period ended September 30, 2009, we recorded $181,348 in related expenses.  The table below summarizes amounts related to this incident.

We have not recorded any gains associated with this incident during the six-month period ended September 30, 2010.

For the six-month Period
Ended Sept. 30,
2009
Pollution & Property Insurance: Clean up & mitigation reimbursement less deductible of $250,000	$311,842
Pollution: Clean up & mitigation expenses	(181,348
Property: Tank disposal	--
Gain (Loss) on Disposal of Asset	$130,494

Net Income (Loss) from Operations.  While we recorded a net loss of $283,582 during the three-month period ended September 30, 2010 we were still generating a net income of approximately $383,411 when not considering non-cash events, see the discussion below.  For the six-month period ended September 30, 2010; we recorded a net loss of $171,979 or a net income of approximately $834,250 when not considering non-cash events.  These results are both major improvements when compared to the net income without non-cash events of approximately $244,051 recorded for the three-month period ended September 30, 2009 and the net loss without non-cash events of approximately $70,864 recorded for the six-month period ended September 30, 2009.

ACTIVITY	Three-Month Period Ended June 30, 2010	Three-Month Period Ended September 30, 2010	Six-Month Period Ended September 30, 2010
NET INCOME	$111,603	$(283,582)	$(171,979)
Add Back Non-Cash Events:
Depreciation	106,096	146,203	252, 299
Stock-Based Compensation	101,752	358,528	460,280
Convertible Debt Finance Charges	107,236	107,236	214,472
Disposal of Assets	24,152	155,026	179,178
Gain on Bargain Purchase	-	(100,000)	(100,000)
NET INCOME WITHOUT NON-CASH EVENTS	$450,839	$383,411	$834,250

ACTIVITY	Three-Month Period Ended June 30, 2009	Three-Month Period Ended September 30, 2009	Six-Month Period Ended September 30, 2009
NET INCOME	$(1,125,342)	$(222,117)	$(1,347,459)
Add Back Non-Cash Events:
Depreciation	81,471	84,960	166,431
Stock-Based Compensation	728,956	298,808	1,027,764
Impairment on Assets	-	82,400	82,400
NET INCOME WITHOUT NON-CASH EVENTS	$(314,915)	$244,051	$(70,864)

Liquidity and Capital Resources.

General.   Our primary cash requirements are for working capital; which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  If we do not generate sufficient cash from operations to meet these requirements, we attempt to raise funds through debt financing and/or equity.  We generally fund our strategic capital expenditures from external sources, primarily borrowing that is secured by long-term contracts with our customers.  However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control.  The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Significant Events during the Three-Month and Six-Month Periods Ended September 30, 2010.

Current Debt and Notes Payable.  On June 24, 2010, we entered into a Line of Credit Note (the “Note”) with JP Morgan Chase Bank, N.A. (“JPM”).  The Note provides us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements, tank modifications, piping, drumming equipment, etc.  The Note bears interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, the Company began making monthly interest payments until maturity on June 30, 2011, when the principal sum will be due.  Copies of the Note, Continuing Security Agreement and Amendment to Credit Agreement are incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2010.  As of September 30, 2010, the Company had borrowed $500,000 on this Note, the balance of which is included in the current portion of long-term liabilities in the consolidated balance sheet.

On August 16, 2010, we entered into a Line of Credit Note (the “August 2010 Note”) with JPM.  The August 2010 Note provides us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements.  The August 2010 Note bears interest at an annual rate of 2.00% above the Prime Rate.  On or before October 31, 2010, the Company is to make interest and principal payments on the balance due.  Copies of the August 2010 Note are incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2010.  As of September 30, 2010, the Company had borrowed $131,500 on this loan, the balance of which is included in the current liabilities section of our consolidated balance sheet.

On September 27, 2010, we entered into a Third Amendment to Credit Agreement amending two loans with an aggregate outstanding balance of $3,766,666.78 (the “Loan Amount”) with JPM to combine these loans into a single term loan with same principal balance.  The new term note bears interest at the annual rate of 1.50% above the Prime Rate, subject to certain minimum rate requirements.  The Company will pay consecutive monthly installments of principal in the amount of $76,871, commencing September 30, 2010.  The loan matures on September 30, 2014, at which time all unpaid principal and accrued unpaid interest is finally due and payable.

The Company evaluated the modification event under ASC 470-60 “Troubled Debt Restructurings”. Because the debt holder did not grant a concession as a part of the modification, the transaction was not accounted for as troubled debt restructuring. Consequently, the Company evaluated this transaction under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. The Company determined that the difference in the present value of future cash flows between the original debt instruments and the modified debt instrument was less than 10%, and therefore the modification was determined to be not substantial. Accordingly, the Company will account for the modified debt prospectively at its new effective interest rate of 4.87%.

In conjunction with our September 2009 and January 2010 convertible debt raising activities, we amortized deferred financing costs of approximately $107,236 during the three-month period ended September 30, 2010 and approximately $214,471 for the six-month period ended September 30, 2010.  There were no similar charges during the three-month or six-month period ended September 30, 2009.

Discussion.  As of September 30, 2010, our total assets were approximately $14,164,000.  This amount includes cash and cash equivalents of approximately $45,000.  Additionally, the total assets amount includes approximately $107,000 from trade and other receivables, approximately $429,000 from the current portion of deferred financing charges, approximately $170,000 for prepaid expenses, approximately $100,000 for the long-tem portion of deferred financing charges, and approximately $13,313,000 from net property, plant and equipment.

Our total liabilities were approximately $12,085,000.  Our current liabilities were approximately $4,567,000, which includes accounts and accrued payables of approximately $2,286,000, deferred revenue (due to storage prepayment) of approximately $204,000, liabilities for our tank disposal associated with our insurance incident of approximately $522,000, and the current portion of our long-term debt of $1,554,000. Our long-term liabilities were approximately $7,518,000 which includes $2,767,000 for bank loans and approximately $4,751,000 for convertible debt loans.

At September 30, 2010, we had negative working capital of approximately $3,816,000.  This is an increase of approximately $2,093,000 from the year ended March 31, 2010.  The increase is mainly attributable to the Company’s efforts to self-fund some of its recent capital improvements, thus diverting cash to capital projects instead of paying current liabilities.  Management reconsidered this strategy and has sought third-party long-term refinancing.  Management has determined that all capital improvements will be substantially offset, financially with increased revenues, by the Company’s executed customer contracts and operational efficiencies.

Future minimum payments as per our third party loan agreements and related party convertible debt notes for the next five years and the total amount thereafter are as follows; if none of the convertible notes are converted into common shares of the Company.  The future minimum payments presented below are considering the Company’s loan agreements with JPM on October 29, 2010, as discussed in Section 7 “Subsequent Events” of the Notes to Unaudited Consolidated Financial Statements of Part 1 of this 10-Q Report.

Years ending September 30,
2011	$1,173,864
2012	5,924,897
2013	1,173,864
2014	1,173,864
2015	0
Thereafter	0
$9,446,489

During the six-month period ended September 30, 2010, we reported a net loss of approximately $172,000.  Adding to this amount were the non-cash activities of approximately $1,006,000, use of cash from changes in operating assets and liabilities of approximately $516,000, use of cash from investing activities of approximately $3,276,000 and receipt of funds from various financing activities of approximately $982,000, resulting in a decrease in cash for the period of approximately $1,975,000.

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

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting.

At the Company’s Annual Shareholders’ Meeting held on September 2, 2010, only one person was renominated and elected to serve on the Company’s Board of Directors; the Company’s current Chief Executive Officer (the “CEO”).  As a result, the CEO is currently the only member of the Company’s Disclosure, Compensation and Audit Committees.  The CEO has stated that he will appoint members to the Company’s Board of Directors and to its various committees within the coming months.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 2, 2010 the Company held its annual shareholders’ meeting for the year 2010.  At that meeting the stockholders voted in person or by proxy on the following proposals:

(1) To elect a board of directors;
(2) To approve the 2009 Non-Employee Directors’ Stock Incentive Plan; and
(3) To ratify the appointment of MaloneBailey, L.L.P. as the Company’s independent auditors for the fiscal years ending March 31, 2010 and March 31, 2011.

The following are the results of the voting:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Michael D. Suder	30,484,941	5,630,645

2.	To approve the 2009 Non-Employee Directors’ Stock Incentive Plan.

For	7,476,788
Against	28,638,798

3.	To ratify the appointment of MaloneBailey, L.L.P. as the Company’s independent auditors for the fiscal years ending March 31, 2010 and March 31, 2011.

For	36,525,846
Against	60,530
Abstain	2,478,410

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

EXHIBIT NO.      DOCUMENT DESCRIPTION

Exhibit Number	Description

10.1*
Loan agreements and the Second Amendment to Credit Agreement, dated June 30, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2010).

10.2*
Form of Line of Credit Note, Continuing Security Agreement with JP Morgan Chase Bank, N.A. dated August 16, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on August 19, 2010).

10.3*
Form of Term Note and Third Amendment to the Credit Agreement, with JP Morgan Chase Bank, N.A. dated September 27, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on September 29, 2010).

10.4*
Loan agreements and the Fourth Amendment to Credit Agreement, dated October 29, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010).

10.5*
Completion of acquisition and entry into asset purchase agreement, dated July 15, 2010 by and between Blackwater Georgia, LLC and NuStar Terminals Operations Partnership L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010).

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
*  Incorporated by reference to prior filings.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2010.

BLACKWATER MIDSTREAM CORP. BY: /s/ Michael D. Suder Michael D. Suder Chief Executive Officer BY: /s/ Donald St. Pierre Donald St. Pierre Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description

10.1*
Loan agreements and the Second Amendment to Credit Agreement, dated June 30, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2010).

10.2*
Form of Line of Credit Note, Continuing Security Agreement with JP Morgan Chase Bank, N.A. dated August 16, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on August 19, 2010).

10.3*
Form of Term Note and Third Amendment to the Credit Agreement, with JP Morgan Chase Bank, N.A. dated September 27, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on September 29, 2010).

10.4*
Loan agreements and the Fourth Amendment to Credit Agreement, dated October 29, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010).

10.5*
Completion of acquisition and entry into asset purchase agreement, dated July 15, 2010 by and between Blackwater Georgia, LLC and NuStar Terminals Operations Partnership L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010).

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
*  Incorporated by reference to prior filings.
** Filed herewith.