Form 10-Q
period 2010-12-31
Blackwater Midstream Corp.
filed 2011-02-10
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________

FORM 10-Q

_______________________________________________________
   (Mark One)
☒         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2010

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
As of February 10, 2011, there were 54,789,614 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	MARCH 31,
	2010	2010

ASSETS

CURRENT ASSETS:
Cash	$37,559	$2,020,527
Receivables-trade	225,004	49,720
Receivables-other	156,163	--
Current portion of deferred financing charges	377,111	440,528
Prepaid expenses and other current assets	134,405	252,607
Total current assets	930,242	2,763,382

Long-term portion of deferred financing charges	45,037	303,327
Property, plant, equipment, net	13,381,437	9,461,415

TOTAL ASSETS	$14,356,716	$12,528,124

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$1,812,116	$1,396,334
Accounts payable-related parties	12,917	11,832
Accrued liabilities	198,306	216,891
Deferred revenue	199,450	405,184
Liabilities-disposal of asset	526,143	616,671
Current portion of related party long-term convertible debt loans	180,000	--
Current portion of long-term convertible debt loans	2,821,033	--
Current portion of long-term bank loans	1,173,864	1,839,500
Total current liabilities	6,923,829	4,486,412

Long-term liabilities:
Bank loan	3,228,126	1,500,000
Related party convertible debt	70,000	250,000
Convertible debt	1,680,000	4,501,033
Total long-term liabilities	4,978,126	6,251,033

TOTAL LIABILITIES	11,901,955	10,737,445

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares,
issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value:
54,784,614 and 54,408,734 issued, outstanding at December 31, 2010 and March 31, 2010, respectively	54,785	54,409
Additional paid-in capital	9,796,537	9,187,531
Accumulated deficit	(7,396,561)	(7,451,261)
TOTAL STOCKHOLDERS' EQUITY	2,454,761	1,790,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,356,716	$12,528,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Revenue
Storage	$1,442,760	$973,758	$4,173,624	$2,581,652
Other Services	487,737	11,542	833,022	173,163

Total Revenue	1,930,497	985,300	5,006,646	2,754,815

Cost of revenue
Labor	(216,010)	(131,131)	(540,839)	(368,479)
General materials	(362,059)	(29,909)	(639,061)	(167,076)
Subcontractors	(79,133)	(53,052)	(105,231)	(183,623)
Depreciation	(142,000)	(76,857)	(372,181)	(224,111)
Other costs of revenue	12,313	(14,135)	(59,470)	(36,962)

Total cost of revenue	(786,889)	(305,084)	(1,716,782)	(980,251)

GROSS PROFIT	1,143,608	680,216	3,289,864	1,774,564

OTHER OPERATING EXPENSES:
Selling, general and administrative	776,797	1,223,363	2,618,844	3,710,644
Loss on disposal of assets	4,556	-	178,532	-
Depreciation	12,400	10,328	34,518	29,505

Total other operating expenses	793,753	1,233,691	2,831,894	3,740,149

Income (Loss) from operations	349,855	(553,475)	457,970	(1,965,585)

Net interest expense	(262,982)	(79,585)	(643,076)	(145,428)
Gain on bargain purchase of assets	-	-	100,000	-
Other Income	139,806	-	139,806	-
Gain on insurance settlement	-	131,497	-	261,991

Net Income (Loss)	$226,679	$(501,563)	$54,700	$(1,849,022)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.00	$(0.01)	$0.00	$(0.04)
DILUTED	$0.00	$(0.01)	$0.00	$(0.04)

Weighted average number of shares outstanding:
BASIC	54,753,287	52,964,499	54,559,830	52,435,619
DILUTED	66,211,790	52,964,499	65,646,763	52,435,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$54,700	$(1,849,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	406,699	253,616
Impairment on investment	-	82,400
Amortization of deferred financing fees	321,707	-
Net Loss on disposal of assets	164,534	-
Net gain on bargain purchase of assets	(100,000)	-
Stock based compensation	609,381	1,425,705

Changes in operating assets and liabilities:
Accounts receivable-trade	(175,284)	196,497
Accounts receivable-other	(156,163)	-
Prepaid expenses	145,459	(11,385)
Inventory	(27,257)	-
Deferred revenue	(205,734)	553,850
Accounts payable and accruals	562,116	(149,984)
Net cash provided by (used in) operating activities	475,926	501,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	-	374,376
Proceeds from investments	-	325,000
Purchase of Brunswick, GA Terminal	(1,800,000)	-
Purchase of property, plant and equipment	(1,721,384)	(1,739,936)
Net cash provided by (used in) investing activities	(3,521,384)	(1,040,560)

CASH FLOWS FROM FINANCING ACTIVITES:
Financing fees	-	(242,756)
Cash proceeds from convertible debt investors	-	2,821,033
Cash proceeds from convertible debt related party investors	-	180,000
Payments of related party debt	-	(300,000)
Proceeds from bank loan	1,816,160	-
Payments on bank loan	(753,670)	(375,000)
Net cash provided by (used in) financing activities	1,062,490	2,083,277

NET CHANGE IN CASH FOR THE PERIOD	(1,982,968)	1,544,394
CASH AT BEGINNING OF PERIOD	2,020,527	12,565
CASH AT END OF PERIOD	$37,559	$1,556,959

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$518,657	$188,375
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Construction in progress included in accounts payable	$869,871	$711,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 BLACKWATER MIDSTREAM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements as of December 31, 2010 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2010 audited financial statements and notes thereto.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2009 have been reclassified to conform to the 2010 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  The results of operations for the three-month and nine-month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year.

CORRECTION OF PRIOR PERIOD

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a non-cash adjustment for the year ended March 31, 2010 of $111,237 which served to reduce certain share-based compensation recorded in Selling, General and Administrative Expense and Additional Paid in Capital.  This non-cash adjustment resulted from incorrectly expensing options granted under the 2009 Non-Employee Directors Stock Incentive Plan.  The error arose because this Plan had not yet been approved by the shareholders of the Company at the time of the grant.  As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was material in relation to the current quarter, but not material to the year ended March 31, 2010, or to the three and nine months ended December 31, 2009.  Consequently, the March 31, 2010 consolidated balance sheet, the consolidated statement of operations for the three and nine months ended December 31, 2009 and the consolidated statement of cash flows for the nine months ended December 31, 2009 were adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

The impact on the Consolidated Balance Sheet as of March 31, 2010 was a reduction to Additional Paid-in Capital of $111,237 and a corresponding decrease in the accumulated deficit of the same amount.  The impact to the consolidated statement of operations for the three and nine months ended December 31, 2009 was a reduction of general and administrative expenses of $65,838 and a corresponding reduction in net loss of the same amount.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.	PROPERTY, PLANT AND EQUIPMENT.

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life of the assets when new:

	Estimated Useful Life	December 31, 2010	March 31, 2010
Land		$1,313,947	$1,313,947
Office building & warehouses	40	339,784	253,963
Improvements	40	346,875	146,609
Dock	30	4,106,926	978,325
Tanks, racks and piping	40	7,350,679	4,677,250
Equipment	5	15,346	15,346
Office equipment, software & tools	5 - 7	328,400	164,463
Construction in process		474,441	2,439,698
Total property, plant and equipment		14,276,398	9,989,601
Less: accumulated depreciation		(894,961)	(528,186)
Net property, plant and equipment, net		$13,381,437	$9,461,415

Construction in process projects as of March 31, 2010 included our ship dock and one 50,000 barrel steel tank.  These have since been completed and placed into service.  On July 15, 2010, we completed the acquisition of the Brunswick, Georgia storage terminal (the “Brunswick Terminal”), therein, increasing our assets in the amount of $1,900,000.  As of December 31, 2010, we had other capital improvement projects undergoing construction, with most scheduled to be complete within the next quarter.

3.	STOCK-BASED COMPENSATION.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2010	2,843,528	$0.18	2.87
Granted	100,000	0.50	4.90
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2010	2,943,528	$0.17	2.94
Exercisable at December 31, 2010	2,943,528	$0.17	2.94

Net income for the three-month and nine-month periods ended December 31, 2010 included $107,784 and $299,928, respectively, of stock-based compensation costs for management, $0 for the three-month period ended December 31, 2010 and $241,349 for the nine-month period ended December 31, 2010 for stock-based compensation costs for directors, and $41,316 for the three-month period ended December 31, 2010 and $68,104 for the nine-month period ended December 31, 2010 of stock-based compensation cost for equity awards granted to non-employees which are included in general and administrative expenses in the accompanying consolidated statements of operations.

In September of 2010, the remaining term of 2,117,646 stock options previously granted to directors in April of 2009 was reduced from nine years to three months as a result of their termination from the board.  In the same month, the Company modified these stock options to extend the remaining term from three months to sixteen months.  The extension of the term was accounted for under ASC 718-35-3 “Stock Compensation – Modification of an Award” and as a result the incremental cost resulting from the modification was recorded as compensation expense during the quarter ended September 30, 2010, which is included in selling, general and administrative expenses in the consolidated statements of operations.  The Company determined the fair value of the stock options immediately prior to modification was $320,568 and the fair value immediately after the modification was $522,798, resulting in an incremental cost of $202,230.  The fair values of the options were determined by using the Black-Scholes option-pricing model with the following inputs: (1) Stock price on the modification date (2) Exercise price and expected term as reflected in the original and modified agreements (3) Expected volatilities ranging from 150%-203% (4) Risk free rate of 1% and (5) No expected dividends.

In September 2010, the Company granted 43,465 restrictive shares of common stock to each of its four members of management and three directors, 304,255 shares in aggregate, pursuant to the Company’s 2008 Incentive Plan.  The shares were valued at $0.30 per share as of the grant date.  The shares to the directors vested immediately on September 1, 2010.  The shares to management shall vest on January 1, 2012; only if the individual members of management are employed with the Company on the date of vesting.  For the nine months ended December 31, 2010, we expensed $51,854 related to these grants.

On November 19, 2010, the Company granted an aggregate of 54,125 restrictive shares of common stock to its four members of management, pursuant to the Company’s 2008 Incentive Plan.  The shares were valued at $0.63 per share as of the grant date.  The shares to management shall vest on January 1, 2012; only if the individual members of management are employed with the Company on the date of vesting.  For the three-month and nine month period ended December 31, 2010, we expensed $3,509 related to these grants.

As of December 31, 2010, there was approximately $447,609 of total unrecognized compensation costs related to unvested stock-based compensation for the restricted shares granted to management that is expected to be recognized over a weighted-average period of approximately twelve months.

On May 19, 2010, the Company entered into a six month consulting agreement, which was amended on June 11, 2010, (the “Consulting Agreements”), with Malcolm McGuire & Associates, L.L.C. (“Consultant”).  The Consulting Agreements require the Company to pay a monthly consulting fee of $4,000 to the Consultant beginning as of May 19, 2010 for six months, to grant Consultant 2,500 shares of the Company’s common stock monthly beginning on June 1, 2010 for six months, and as of June 11, 2010 to grant Consultant the option to purchase 100,000 shares of the Company’s restricted common stock at the exercise price of $0.50 per share, vesting on November 20, 2010 exercisable until November 20, 2015.  As of December 31, 2010, these options were calculated to have a fair value of $60,854 as per the Black-Scholes valuation model.  The Company has allowed the Consulting Agreement to automatically renew.

Through December 2010, the Consultant received 17,500 shares of the Company’s common stock, equal to an expense amount of $3,350 for the three-month period ended December 31, 2010 and $7,250 for the nine-month period ended December 31, 2010.  The Consultant also received 5,000 additional shares of the Company’s common stock during and for the periods of January and February 2011.

The Company recorded an expense of approximately $37,966 for the three-month period ended December 31, 2010 and $60,854 for the nine-month period ended December 31, 2010 relating to the granting of the option to Consultant for which services were completed in November 2010.

The grant-date fair value for the stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions as of November 20, 2010:

Grant-Date Fair Value	$0.36
Expected Term	5.5
Expected Volatility	175.44%
Risk-Free Interest Rate	1.27%
Expected Dividend Distributions	N/A

4.	BANK LOANS AND CONVERTIBLE DEBT.

Bank Loans

On June 24, 2010, we entered into a Line of Credit Note with JP Morgan Chase Bank, N.A. (“JPM”).  This Note provided us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements.  Copies of this Note, Continuing Security Agreement and Amendment to Credit Agreement are incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2010.  The Company had borrowed $500,000 on this Note; which has subsequently been incorporated into the October 29, 2010 Credit Agreement.

On August 16, 2010, we entered into a Non-Revolving Line of Credit Note with JPM.  This Note provided us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements.  Copies of this Note are incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2010.  The Company had borrowed $131,500 on this loan; which has subsequently been incorporated into the October 29, 2010 Credit Agreement.

In addition, during the nine months ended December 31, 2010, we borrowed an additional $810,500 on our Non-Revolving Line of Credit of February 2010 with JPM to partially finance construction of three storage tanks and a ship dock at the Westwego Terminal.  This agreement has subsequently been incorporated into the September 27, 2010 Credit Agreement.

On September 27, 2010, we entered into a Third Amendment to Credit Agreement amending two loans with an aggregate outstanding balance of $3,766,667 with JPM to combine these loans into a single term loan with the same principal balance.   The remaining balance on this loan has subsequently been incorporated into the October 29, 2010 Credit Agreement.

On October 29, 2010, we entered into a Fourth Amendment to Credit Agreement in the principal amount of $4,695,456 with JPM amending previous loans as follows:

Credit Agreement of September 27, 2010, as amended = $3,689,796
Line of Credit Note of June 24, 2010 = $500,000
Non-Revolving Line of Credit of August 16, 2010 = $131,500, and
An advance, pursuant to the October 29, 2010 Credit Agreement = $374,160

The October 2010 Note bears interest at the annual rate of 1.50% above the Prime Rate, subject to certain minimum rate requirements.  The October 2010 Note provides for consecutive monthly installments of principal in the amount of $97,822, commencing October 31, 2010 and continuing until maturity on September 30, 2014; along with related interest.

The Company evaluated both of the modification events under ASC 470-60 “Troubled Debt Restructurings”.  Because the debt holder did not grant a concession as a part of the modifications, the transactions were not accounted for as troubled debt restructurings.  Consequently, the Company evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modifications were substantial.  The Company determined that the difference in the present value of future cash flows between the original debt instruments and the modified debt instruments were less than 10%, and therefore the modifications were determined to not be substantial.  Accordingly, the Company will account for the modified debt prospectively at its new effective interest rate of 4.75%.

Convertible Debt

In September 2009 the Company engaged in a private offering of convertible debt loans, collecting funds in the amount of $3,001,033.  These convertible debt loans have a maturity date of October 15, 2011 and earn interest at 10% per annum, paid quarterly.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

In January 2010 the Company engaged in a private offering of convertible debt loans, collecting funds in the amount of $1,750,000.  These convertible debt loans have a maturity date of March 31, 2012 and earn interest at 10% per annum, paid quarterly.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

In conjunction with our September 2009 and January 2010 convertible debt raising activities, we amortized deferred financing costs of approximately $107,236 during the three-month period ended December 31, 2010 and approximately $321,707 for the nine-month period ended December 31, 2010.  During the three-month period ending December 31, 2009, we amortized deferred financing costs of approximately $51,832.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending December 31,
2011	$4,174,897
2012	2,923,864
2013	1,173,864
2014	880,398
2015	0
Thereafter	0
$9,153,023

5.	GAIN AND LOSS ON DISPOSAL OF ASSETS.

In addition to the $6,283 amount expensed for legal fees during the nine-month period ended December 31, 2010 due to the insurance claim in February 2009, we also recorded a net loss of $172,249 relating to the demolition of small storage tanks at the Westwego Terminal and office equipment for a total loss on disposal of assets of $178,532.  The amount expensed for our insurance claim during the three-month period ended December 31, 2010 was approximately $3,770 and the amount for the disposal of office equipment was approximately $786.  No expenses were recorded for these activities during the three-months and nine-months ended December 31, 2009.

On January 27, 2011, we agreed with our insurance carrier to a claim settlement in the amount of $260,000, payable to us during February 2011.  No receivable for the recovery of the amount in dispute or for the claim settlement amount have been recorded as of December 31, 2010.  However, as of January 27, 2011 we recorded this settlement amount as a receivable and as a gain on the disposal of assets.

6.	BRUNSWICK TERMINAL ASSET PURCHASE.

On July 15, 2010 Blackwater Georgia, L.L.C. (“BWGA”), a wholly-owned subsidiary of the Company, finalized the acquisition of the Brunswick Terminal for $1,800,000 from NuStar Terminals Operations Partnership, L.P. (the “Seller”).  We commissioned and obtained a leasehold valuation appraisal (the “Brunswick Terminal Appraisal”) from a third-party independent appraisal firm.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 gain for the difference, which is recorded in the company's consolidated statements of operations.

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

The Company evaluated the purchase under SEC Regulation S-X Rule 3-05 and determined that it was not a business acquisition due to the fact that the terminal was dormant for a substantial part of the past two years prior to acquisition.  The Company also evaluated the purchase under FASC ASC 805 and concluded that it should be treated as a business acquisition under US GAAP; and therefore applied the purchase accounting method.

Presented below are unaudited pro-forma consolidated statements of operations for the nine month periods ending December 31, 2010 and 2009, when considering the operating results of the Brunswick Terminal, if acquired as of April 1, 2009.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009
Revenue	$5,146,646	$3,069,815

Net income (loss)	$(26,739)	$(1,746,293)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$(0.00)	$(0.03)
DILUTED	$(0.00)	$(0.03)

Weighted average number of shares outstanding:
BASIC & DILUTED	54,559,830	52,435,619

7.	NET INCOME PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the nine months ended			For the three months ended
	December 31, 2010			December 31, 2010
	Income	Weighted Average Shares Outstanding	Per Share	Income	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$54,700	54,559,830	$0.00	$226,679	54,753,287	$0.00
Effect of Dilutive Securities:
Stock options	-	1,584,865	(0.00)	-	1,956,435	(0.00)
Convertible debt	(145,987)	9,502,068	(0.00)	(234,611)	9,502,068	(0.00)
Diluted:
Income attributable to common stock, including assumed conversions	$(91,287)	65,646,763	$(0.00)	$(7,932)	66,211,790	$(0.00)

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities was antidilutive totaled 20,000 for the three and nine months ended December 31, 2010.

8.	OTHER INCOME.

In December 2010, we recorded a net gain of approximately $140,000 related to the Company’s award of a Louisiana Quality Jobs incentive grant based on our asset investment activity at the Westwego Terminal.  These funds should be received by the Company during early 2011.

9.	SUBSEQUENT EVENTS.

On January 27, 2011, we agreed with our insurance carrier to a claim settlement in the amount of $260,000, payable to us during February 2011.  No receivable for the recovery of the amount in dispute or for the claim settlement amount have been recorded as of December 31, 2010.  However, as of January 27, 2011 we recorded this settlement amount as a receivable and as a gain on the disposal of assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first and second calendar quarters of 2010, we completed construction of three 50,000 barrel steel storage tanks, increasing the leasable storage capacity to approximately 902,000 barrels.  During July and August of 2010, to allow for future erection of newer and larger storage tanks, we dismantled the steel structures of six 7,500 barrel tanks (their foundations remain in place) for a reduction in barrel capacity of 45,000 barrels. As of December 31, 2010, we had 46 above-the-ground storage tanks at the Westwego Terminal ranging in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.

Brunswick Terminal Operations.  In February 2010, we formed Blackwater Georgia, L.L.C. (BWGA), a Georgia limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Brunswick Terminal on July 15, 2010.

The purchase price for the Brunswick Terminal was $1,800,000.  At purchase, the Brunswick Terminal had an approximate leasable storage capacity of 161,000 barrels.  The four above-the-ground storage tanks at the Brunswick Terminal range in size from two 500 barrel capacity tanks and two 80,000 barrel capacity tanks.

Growth of our Business. The importance of bulk terminal facilities in the agricultural, refined product and chemical manufacturing segments has grown significantly over the past decade as the nation’s product supply patterns have become increasingly more complex.  Bulk liquid terminals allow producers to operate their refineries and manufacturing plants more efficiently by providing capacity to level out both increases and decreases in product demand.  In addition, bulk liquid terminals provide a more efficient supply chain by storing the product either closer to the production and/or consumption locations.

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

Results of Operations

For the Three-Month and Nine-Month Periods Ended December 31, 2010 and December 31, 2009.

Revenues- Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services. The following is a discussion about each source of revenue.

Revenues-Storage Revenues.   The Company’s storage tank revenues for the three-month and nine-month periods ended December 31, 2010 totaled approximately $1,443,000 and $4,174,000, respectively, as compared to the storage tank revenues of approximately $974,000 and $2,582,000, respectively, for the three-month and nine-month periods ended December 31, 2009.  This is an increase of approximately 148% when comparing the three-month periods ending December 31st and 162% when comparing the nine-month periods ended December 31st.  For the three-month period ended December 31, 2010, the monthly average storage revenue was approximately $481,000 and for the nine-month period ended December 31, 2010, the monthly average storage revenue was approximately $464,000.  For the three-month period ended December 31, 2009, the monthly average was approximately $325,000 and for the nine-month period ended December 31, 2009 the monthly average was approximately $287,000.  This rise in revenues is attributable to an increase in the number of customers, an increase in the number of tanks and barrels leased, and an increase in the rate structure due to a different product mix, and the purchase of the Brunswick Terminal.  The Brunswick Terminal contributed $35,000 in revenues for each month during the period August-December 2010.

Management monitors the utilization rate of the leasable barrels available in our storage tanks each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38% and at the Brunswick Terminal, the utilization rate in July 2010 was 0%.

As of December 31, 2010 we had leased approximately 710,800 barrels of storage, for a combined storage utilization rate of approximately 70%.  Storage capacity and revenues decreased in November 2010 as two customer’s contracts reached their term and their needs did not require renewal.  Management has secured new contracts for storage at both terminals, which will commence during the first calendar quarter of 2011.  Additional storage quotes, presented to potential customers, are pending approval.  The major products currently stored at our terminals are lubricating oils, 50% grade caustic, sulfuric acid and liquid fertilizer.

See the table following for the month-to-month utilization rate percentages.  Management attributes the December 2008-December 2010 84% increase in the utilization rate to aggressive marketing of our terminals, their desirable locations as distribution hubs, our services offered, storage capacity, and to management’s industry associations.  If considering the six tanks or 45,000 barrels as only temporarily unavailable capacity, then the consolidated utilization rate as of December 31, 2010 would be approximately 67% or an increase of 76% from the original acquisition dates.

MONTH	Footnote	CONSOLIDATED BARREL CAPACITY AVAILABLE	CONSOLIDATED UTILIZATION RATE
December 2010		1,018,000	69.8%
November 2010		1,018,000	70.7%
October 2010		1,018,000	81.6%
September 2010		1,018,000	82.0%
August 2010	*6	1,018,000	82.0%
July 2010	*4 & *5	1,033,000	80.9%
June 2010	*3	902,000	77.0%
May 2010		852,000	75.7%
April 2010		852,000	75.7%
March 2010		852,000	78.0%
February 2010	*2	852,000	76.7%
January 2010		752,000	75.0%
December 2009		752,000	74.4%
November 2009		752,000	73.3%
October 2009		752,000	71.8%
September 2009		752,000	71.8%
August 2009		752,000	71.8%
July 2009		752,000	65.6%
June 2009		752,000	56.4%
May 2009		752,000	55.9%
April 2009		752,000	56.9%
March 2009		752,000	57.8%
February 2009		752,000	57.8%
January 2009		752,000	57.8%
December 2008	*1	752,000	38.0%

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
*3 – Jun 2010, Completed construction of one 50,000 barrel tank at the Westwego Terminal.
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.

Revenues-Ancillary Services.   Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  The Company’s ancillary revenues for the three-month and nine-month periods ended December 31, 2010 totaled approximately $488,000 and $833,000, respectively as compared to the ancillary revenues of approximately $12,000 for three-month period ended December 31, 2009 and $173,000 for the nine-month period ended December 31, 2009.  The comparative nine-month to nine-month ending period is an increase of approximately 481%.  This increase is due to an ever-increasing array of ancillary services the Company is offering to customers; specifically-blending and packaging.

Cost of Revenue.  Our cost of revenue consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, terminal materials and supplies, subcontractors, depreciation expenses, and other expenses.

Our costs of revenue have increased ratably from period to period due to our increased utilization and revenues but have historically decreased in percentage when compared to total revenue, except during the quarter ending December 31, 2010.  During this quarter, we experienced unexpected repair and operational expenses and overtime due to conflicts with arriving ships and holidays.

Our costs of revenues operating expenses totaled approximately $787,000 for the three-month period ended December 31, 2010, or 41% of revenue; as compared to approximately $305,000 for the three-month period ending December 31, 2009 or 31% of revenue.  The key indicator of labor as a percentage of revenue decreased from 13% to 11% for the three-month periods ending December 31, 2009 and 2010, respectively-even when considering the increased overtime labor expenses.  General materials increased from 3% to 19% for the three month periods ending December 31, 2009 and 2010, respectively as we increased maintenance, and consumed materials and supplies utilized by our new packaging activities.   Depreciation expense remained relatively the same at approximately 7.5%, as a percentage of revenues, for both the three-month periods ended December 31, 2009 and 2010.

Our cost of revenue totaled approximately $1,717,000 for the nine-month period ended December 31, 2010, or 34% of revenue; as compared to approximately $980,000 for the nine-month period ending December 31, 2009 or 36% of revenue.  The key indicator of labor as a percentage of revenue decreased from 13% to 11% for the nine-month periods ending December 31, 2009 and 2010, respectively.  General materials have increased from 6% to 13% for the nine-month periods ending December 31, 2009 and 2010, respectively as we increased maintenance, operational expenses, and consumed materials utilized by our new packing activities.

Gross Profit.   Gross profit for the three-month period ended December 31, 2010 was approximately $1,144,000, or 59% of revenues, or an average of approximately $381,000 per month.  This is a 68% increase from the monthly average gross profit of $227,000 for the three-month period ending December 31, 2009; which was approximately $680,000 or 69% of revenues.

Similarly, gross profit for the nine-month period ended December 31, 2010 increased approximately 85% from the $1,775,000 approximate amount recorded as of December 31, 2009 or 64% of revenues to approximately $3,290,000 for the nine-month period ended December 31, 2010 or 66% of revenues.  The average monthly gross profit increased for the nine-month period ended December 31, 2010, from approximately $366,000 or 86% better than the nine-month period’s monthly average of approximately $197,000 ended on December 31, 2009.

These increases in gross profit are attributable to an increase in the number of customers, growing storage revenues and ancillary services, higher storage utilization, and operational efficiencies during the comparative periods.

Selling, General and Administration Expenses (SG&A).   Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), other non-cash compensation to directors and consultants, expenses related to being a public company, professional fees, insurance, and other expenses that were not allocated or expensed to the terminals’ operations via our cost of revenue.  The narrative following outlines the expenses for the three-month and nine-month periods ending December 31, 2010 and the three-month and nine-month periods ended December 31, 2009 and the table following for the nine month periods.

Our consolidated SG&A expenses for the three-month period ended December 31, 2010 were approximately $777,000 or 40% of total revenues, averaging approximately $259,000 per month.  Our consolidated SG&A expenses for the three-month period ended December 31, 2009 were approximately $1,223,000 or 124% of total revenues, averaging approximately $408,000 per month.  This represents a major decrease of approximately 63% from the comparative three-month average due to non recurring events and a greater focus on costs reductions.

Our consolidated SG&A expenses for the nine-month period ended December 31, 2010 were approximately $2,619,000 or 52% of total revenues, averaging approximately $291,000 per month.  Our consolidated SG&A expenses for the nine-month period ended December 31, 2009 were approximately $3,710,000 or 135% of total revenues, averaging approximately $412,000 per month.  This represents a decrease of approximately 71% for the comparative three-month average.

Non-cash activity for the three-month and nine-month periods ended December 31, 2010 includes management non-cash compensation expense for services of approximately $108,000 and $300,000, respectively.  Non-cash activity for directors’ compensation expense was $0 for the three-month period and approximately $241,000 for the nine-month period ended December 31, 2010.  Non-cash activity also included approximately $41,000 for professional fees for the three-month period ended December 31, 2010 and approximately $68,000 for the nine-month period.  These non-cash expenses total approximately $149,000 during the three-month period and approximately $609,000 for the nine-month period.   Excluding these non-cash amounts, our total SG&A expenses for the three-month period ended December 31, 2010 would have been approximately $628,000 or approximately 33% of total revenues.  Excluding these non-cash amounts, our total SG&A expenses for the nine-month period ended December 31, 2010 would have been approximately $2,010,000 or approximately 40% of total revenues.

Comparatively, excluding our non-cash expenses of approximately $419,000 for stock based compensation for the three-month period ended December 31, 2009, the total SG&A would have been approximately $804,000 or 82% of total revenues.  Excluding our non-cash expenses of approximately $1,529,000 for stock based compensation and impairment charges for the nine-month period ended December 31, 2009, the total SG&A would have been approximately $2,181,000 or 79% of total revenues.

The amount expensed for management’s salaries was less in total than the prior nine month period but higher in percentage, as the overall current nine-month period’s SGA expense has declined.  This is because bonuses were not granted to management during the nine-month period ended December 31, 2010.  Non-cash compensation expensed for management, directors and consultants restrictive shares and options greatly decreased by approximately $644,000 from the nine-month period ended December 31, 2009 to the nine-month period ended December 31, 2010.  This decrease is mainly due to the Company granting a lesser number of shares or options during the current nine-month period.   Offsetting these decreases was a charge of $202,230 in September 2010 for a one-time compensation modification on stock options, previously granted to former directors, due to an extension granted in the remaining term of the options.

Professional fees for the nine-month comparative periods decreased by approximately $206,000 or approximately 30% due to the elimination of certain consulting services, non-recurring professional expenses for legal and audit services, and better negotiation and management of expenditures.  Business related insurance expenses increased as we sought additional coverage and increased limits for the business and the insuring of the recently acquired Brunswick Terminal.  The Other SG&A expense category also decreased approximately 25% due to the non-reoccurrence of impairment charges and other expenses.

Management is very pleased with the overall decrease in SG&A expenses in total dollars and as they relate to total revenues, as this supports Management’s belief and plan that we can increase revenues and utilization from our operations of our terminals without greatly increasing our established SG&A expenses.

	For the Nine-Month		For the Nine-Month
	Period Ended		Period Ended
Selling, General & Administrative (SG&A) Expenses:	December 31, 2010		December 31, 2009
Management Salaries	$744,000	28%	$876,000	23%

Management & Director & Service Share-based (non-cash) Compensation	541,000	21%	1,185,000	32%

Professional Fees	492,000	19%	698,000	19%

Insurance-Other	343,000	13%	285,000	8%

Other SG&A Expenses	499,000	19%	666,000	18%

Total SG&A Expenses	$2,619,000	100%	$3,710,000	100%

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

On January 27, 2011, we agreed with our insurance carrier to a claim settlement in the amount of $260,000, payable to us during February 2011.  No accruals for the recovery of the amount in dispute or for the claim settlement amount have been recorded as of December 31, 2010.  However, as of January 27, 2011 we recorded this settlement amount as a receivable and as a gain on the disposal of assets.

The amount expensed related to our insurance claim during the three-month period ended December 31, 2010 was approximately $3,770 and the amount for the nine-months ended December 31, 2010 was approximately $6,300.  No expenses were recorded for these activities during the three-months and nine-months ended December 31, 2009.   The following is a cumulative summary of the Loss on Disposal of Asset related to our insurance claim as of December 31, 2010, excluding the claim settlement amount of $260,000 agreed to in January 2011.

Description	COMBINED PERIODS	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010	For the Period December 22, 2008 through March 31, 2009
Environmental: Clean up & mitigation expenses	$(1,197,438)	$(6,283)	$(190,487)	$(1,000,668)
Property: Tank disposal	(83,678)	-	-	(83,678)
Less: Insurance recovery	627,260	-	445,675	181,585
Loss on Disposal of Asset	$(653,856)	$(6,283)	$255,188	$(902,761)

In addition to the $6,283 amount expensed for legal fees during the nine-month period ended December 31, 2010 due to the insurance claim in February 2009, we also recorded a net non-cash loss of approximately $172,000 relating to the demolition of small storage tanks at the Westwego Terminal and office equipment.

Depreciation.   Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $12,000 for the three-month period ended December 31, 2010, and approximately $35,000 for the nine-month period ending December 31, 2010, averaging approximately $3,900 per month.  This is slightly higher when compared to the three-month and nine-month periods ended December 31, 2009, as we added overhead assets in our business.

Interest Expense. We recorded net interest expense of approximately $263,000 for the three-month period ended December 31, 2010 and approximately $643,000 net interest expense for the nine-month period ended December 31, 2010.  This compares to our net interest expense of approximately $80,000 for the three-month period ended December 31, 2009 and approximately $145,000 net interest expense for the nine-month period ended December 30, 2009.

The following table summarizes the Company’s interest expense incurred and interest expense capitalized during the nine-month period ended December 31, 2010 and the nine-month period ended December 31, 2009.

Bank Loans refer to our loan agreements with JPM as per our acquisition of the Westwego Terminal, ship dock and tank expansion projects-consolidated in September 2010, and our line of credit loans established in June 2010 and August 2010, consolidated in October 2010.  Convertible Debt Loans refer to our loan agreements with investors as per our September 2009 and our January 2010 private offerings; wherein we pay quarterly interest payments, and to the non-cash amount of $321,707 expensed during the nine-month period ended December 31, 2010 pertaining to expenses incurred to raise the convertible debt funds, allocated over the life of the loans.  Related Party Loans refers to loans obtained by the Company in January 2009 from related parties.  In December 2009, the Company remitted payments of the remaining outstanding principal on these related party loans.

The following table summarizes the Company’s net interest expense as of December 31, 2010 and December 31, 2009.

	For the Nine-Month Period Ended December 31, 2010	For the Nine-Month Period Ended December 31, 2009
Bank Loans	$158,000	$85,000
Convertible Debt Loans	678,000	75,000
Related Party Loans	-	21,000
Other Interest & Interest Income, Net	4,000	5,000
Total Interest Incurred	$840,000	$186,000

Less Interest Capitalized to Construction in Process Projects	$(197,000)	$(41,000)
Net Interest Expense	$643,000	$145,000

Gain on Bargain Purchase of Assets, Other Income and Gain on Disposal of Asset.  On July 15, 2010 we finalized the acquisition of the Brunswick Terminal for $1,800,000.  We commissioned and obtained a leasehold valuation appraisal from a third-party independent appraisal firm.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 gain for the difference, which is recorded in the Company's consolidated statements of operations.

In December 2010, we recorded a net gain of approximately $140,000 related to the Company’s award of a Louisiana Quality Jobs incentive grant based on our asset investment activity at the Westwego Terminal.  These funds should be received by the Company in early 2011.  The Company has also applied to the State of Louisiana for a related incentive grant based on employment increases.  This amount has yet to be determined and approved; therefore, no accrual has been recorded in the consolidated statements of operations.

Pertaining to the tank leak incident at the Westwego Terminal in February 2009, we recorded the amounts due from our insurance carriers and the expenses we have incurred as of December 31, 2009 in the consolidated statements of operations.

During the nine-month period ended December 31, 2009, we collected $195,635 in pollution insurance expense reimbursements from our pollution insurance carrier and recorded a receivable of $250,000, as per a property insurance settlement, due from our property insurance carrier.  The $250,000 was collected in October 2009.  During the nine-month period ended December 31, 2009, we recorded $183,644 in related expenses.  The table below summarizes amounts related to this incident.

We have not recorded any gains associated with this incident during the nine-month period ended December 31, 2010.

For the Nine-Month Period
Ended Dec. 31, 2009
Pollution & Property Insurance: Clean up & mitigation reimbursement less deductible of $250,000	$445,635
Pollution: Clean up & mitigation expenses	(183,644)
Property: Tank disposal	--
Gain on insurance settlement	$261,991

Net Income (Loss) from Operations.   We recorded a net income of $226,679 during the three-month period ended December 31, 2010 and a net income of $54,700 for the nine-month period ended December 31, 2010.  When excluding non-cash events (see presentation following) we show a net income of approximately $638,000 for the three-month period and a net income of approximately $1,457,000 for the nine-month period ending December 31, 2010.   These results are both major improvements when compared to the net loss without non-cash events of approximately $16,000 recorded for the three-month period ended December 31, 2009 and the net loss without non-cash events of approximately $87,000 recorded for the nine-month period ended December 31, 2009.  See our Consolidated Statements of Cash Flow for more information pertaining to earnings and cash flows.

ACTIVITY	Six-Month Period Ended September 30, 2010	Three-Month Period Ended December 31, 2010	Nine-Month Period Ended December 31, 2010
NET INCOME	$(171,979)	$226,679	$54,700
Add Back Non-Cash Events:
Depreciation	252,299	154,400	406,699
Stock-Based Compensation	460,280	149,101	609,381
Convertible Debt Finance Charges	214,472	107,235	321,707
Disposal of Assets	163,748	786	164,534
Gain on Bargain Purchase	(100,000)	--	(100,000)
NET INCOME WITHOUT NON-CASH EVENTS	$818,820	$638,201	$1,457,021

ACTIVITY	Six-Month Period Ended September 30, 2009	Three-Month Period Ended December 31, 2009	Nine-Month Period Ended December 31, 2009
NET INCOME	$(1,347,459)	$(501,563)	$(1,849,022)
Add Back Non-Cash Events:
Depreciation	166,431	87,185	253,616
Stock-Based Compensation	1,027,764	397,941	1,425,705
Impairment on Assets	82,400	0	82,400
NET INCOME WITHOUT NON-CASH EVENTS	$(70,864)	$(16,437)	$(87,301)

Liquidity and Capital Resources.

General.   Our primary cash requirements are for working capital; which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  The Company has generated positive operating cash flows for the nine months ended December 31, 2010 and management projects that the Company will continue to generate positive operating cash flows in the months to come.  This will be accomplished by management’s ability to control and/or defer discretionary expenses and its continued efforts to increase the storage utilization at the Westwego Terminal.  The new storage agreement at the Brunswick Terminal, effective in February 2011, will generate additional cash flow without incurring any significant related operating or overhead expenses.

Management also believes it has the ability to extend or restructure the convertible debt loans due in October 2011, if they are not converted by then.

If we do not generate sufficient cash from operations to meet these requirements, we will attempt to raise funds through debt financing and/or equity.

We generally fund our strategic capital expenditures from external sources; primarily borrowing that is secured by long-term contracts with our customers.  However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control.  The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Significant Events during the Three-Month and Nine-Month Periods Ended December 31, 2010.

Bank Loans

On June 24, 2010, we entered into a Line of Credit Note with JP Morgan Chase Bank, N.A. (“JPM”).  This Note provided us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements.  Copies of this Note, Continuing Security Agreement and Amendment to Credit Agreement are incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2010.  The Company had borrowed $500,000 on this Note; which has subsequently been incorporated into the October 29, 2010 Credit Agreement.

On August 16, 2010, we entered into a Non-Revolving Line of Credit Note with JPM.  This Note provides us with access to an amount up to $500,000 to provide working capital and to finance customer contract related capital improvements.  Copies of this Note are incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2010.  The Company had borrowed $131,500 on this loan; which has subsequently been incorporated into the October 29, 2010 Credit Agreement.

In addition, during the nine months ended December 31, 2010, we borrowed an additional $810,500 on our Non-Revolving Line of Credit of February 2010 with JPM to partially finance construction of three storage tanks and a ship dock at the Westwego Terminal.  This agreement has subsequently been incorporated into the September 27, 2010 Credit Agreement.

On September 27, 2010, we entered into a Third Amendment to Credit Agreement amending two loans with an aggregate outstanding balance of $3,766,666 with JPM to combine these loans into a single term loan with the same principal balance.   The remaining balance on this loan has subsequently been incorporated into the October 29, 2010 Credit Agreement.

On October 29, 2010, we entered into a Fourth Amendment to Credit Agreement in the principal amount of $4,695,456 with JPM amending previous loans as follows:

Credit Agreement of September 27, 2010, as amended = $3,689,796
Line of Credit Note of June 24, 2010 = $500,000
Non-Revolving Line of Credit of August 16, 2010 = $131,500, and
An advance, pursuant to the October 29, 2010 Credit Agreement = $374,160

The October 2010 Note bears interest at the annual rate of 1.50% above the Prime Rate, subject to certain minimum rate requirements.  The October 2010 Note provides for consecutive monthly installments of principal in the amount of $97,822, commencing October 31, 2010 and continuing until maturity on September 30, 2014; along with related interest.

The Company evaluated both of the modification events under ASC 470-60 “Troubled Debt Restructurings”. Because the debt holder did not grant a concession as a part of the modifications, the transactions were not accounted for as troubled debt restructurings.  Consequently, the Company evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modifications were substantial. The Company determined that the difference in the present value of future cash flows between the original debt instruments and the modified debt instruments were less than 10%, and therefore the modifications were determined to be not substantial. Accordingly, the Company will account for the modified debt prospectively at its new effective interest rate of 4.75%.

Convertible Debt

In September 2009 the Company engaged in a private offering of convertible debt, collecting funds in the amount of $3,001,033.  These convertible debt loans have a maturity date of October 15, 2011 and earn interest at 10% per annum, to be paid quarterly.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

In January 2010 the Company engaged in a private offering of convertible debt, collecting funds in the amount of $1,750,000.  These convertible debt loans have a maturity date of March 31, 2012 and earn interest at 10% per annum, to be paid quarterly.  The principal is to be repaid to investors upon the maturity date, unless the convertible debt is converted into restricted shares of the Company’s common stock at a price of $0.50 per share.  The convertible debt may be converted at any time prior to the maturity date, upon the option of the investor.

In conjunction with our September 2009 and January 2010 convertible debt raising activities, we amortized deferred financing costs of approximately $107,000 during the three-month period ended December 31, 2010 and approximately $322,000 for the nine-month period ended December 31, 2010.  We amortized approximately $21,000 in similar charges during the nine-month period ended December 31, 2009.

Discussion.   As of December 31, 2010, our total assets were approximately $14,357,000.  This amount includes cash and cash equivalents of approximately $37,600.  Additionally, the total assets amount includes approximately $381,000 from trade and other receivables, approximately $377,000 from the current portion of deferred financing charges, approximately $134,000 for prepaid expenses, approximately $45,000 for the long-tem portion of deferred financing charges, and approximately $13,381,000 from net property, plant and equipment.

Our total liabilities were approximately $11,902,000.  Our current liabilities were approximately $6,924,000, which includes accounts and accrued payables of approximately $2,023,000, deferred revenue (due to storage prepayment) of approximately $199,000, liabilities for our tank disposal associated with our insurance incident of approximately $526,000, and the current portion of our long-term debt of $4,175,000.  The current portion of our long-term debt includes $3,001,033 related to our September 2009 convertible debt loans which are payable in October 2011 and the remaining amount is related to our bank loans, which equals $1,173,864.  Our long-term liabilities are approximately $4,978,000 which includes approximately $3,228,000 for bank loans and approximately $1,750,000 related to our January 2010 for convertible debt loans.

At December 31, 2010, we had negative working capital of approximately $6,000,000.  This is an increase of approximately $4,277,000 from the year ended March 31, 2010.  The increase is mainly attributable to the recording of our September 2009 convertible loans as a current liability in October 2010 and to the Company’s efforts to partially self-fund some of its recent capital improvements, thus diverting cash to capital projects instead of paying current liabilities.  In October 2010, management did reconsider this strategy and did obtain third-party long-term refinancing for the majority of this funding.  Management has determined that all capital improvements will be substantially offset, financially with increased revenues, by the Company’s executed customer contracts and operational efficiencies.

Future minimum debt payments

The future minimum payments related to our JPM credit facility and convertible notes for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending December 31,
2011	$4,174,897
2012	2,923,864
2013	1,173,864
2014	880,398
2015	0
Thereafter	0
$9,153,023

As per our unaudited consolidated statements of cash flows, during the nine-month period ended December 31, 2010; we reported a net income of approximately $54,700.  Adding to this amount were the non-cash activities of approximately $1,402,000, use of cash from changes in operating assets and liabilities of approximately $981,000, use of cash from investing activities of approximately $3,521,000 and receipt of funds from various financing activities of approximately $1,062,000, resulting in a decrease in cash for the period of approximately $1,983,000.

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

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

On January 27, 2011, we agreed with our former pollution insurance carrier to a claim settlement in the amount of $260,000, payable to us during February 2011.  No accruals for the recovery of the amount in dispute or for the claim settlement amount have been recorded as of December 31, 2010.  However, as of January 27, 2011 we recorded this settlement amount as a receivable and as a gain on the disposal of assets.

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
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of February, 2011.

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