Form 10-K
period 2011-03-31
Blackwater Midstream Corp.
filed 2011-06-28
CIK 1292518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2010 was approximately $14,338,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 24, 2011, there were 55,606,774 shares of Common Stock, $.001 par value per share, outstanding.

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

We were incorporated in the State of Nevada, USA on March 23, 2004 as a development stage company primarily engaged in the acquisition and exploration of mining properties.  We changed our name from Laycor Ventures Corp. to Blackwater Midstream Corp. on March 18, 2008 and on March 21, 2008, a change in the ownership and management control of the Company occurred whereby, we changed our business objective to become an independent developer and manager of third party fuel, agricultural and chemical bulk liquid storage terminals.  Commencing in May 2008, we hired new management and appointed a new board of directors.

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

On February 26, 2010, we formed Blackwater Georgia, L.L.C. (“BWGA”), a Georgia limited liability company, as our wholly owned subsidiary.  On July 15, 2010 we completed the acquisition of the Brunswick, GA liquid bulk storage terminal (the “Brunswick Terminal”) from NuStar Terminals Operations Partnership, L.P. (the “Brunswick Acquisition”).

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

 It is estimated that in the United States, there are approximately 500 million barrels of liquid storage of petroleum, chemicals, agricultural products, and renewable fuels stored in independent third-party terminals, at any one point in time, between the various refining and manufacturing units and the delivery to the ultimate consumer.

The importance of bulk terminal facilities in the refined product and chemical manufacturing segments has grown significantly over the past decade as the nation’s product supply patterns have become increasingly more complex.  Globally and in the USA, it is estimated that demand for tank storage capacity will continue to outstrip supply, fueled by the lack of land available for infrastructure development and increased supply-side economics.  Bulk liquid terminals allow producers to operate their refineries and manufacturing plants more efficiently by providing capacity to level out both increases and decreases in product demand.  In addition, bulk liquid terminals provide a more efficient supply chain by storing the product either closer to the production or consumption locations.

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

The Storage Terminal in Westwego, LA

Payment of the purchase price for the Westwego Terminal totaled $4,800,000, which consisted of $2,500,000 in loan proceeds and $2,300,000 of proceeds from a private placement in December 2008, and acquisition costs of $119,601. BWNO did not assume any contingent liabilities in the Westwego Acquisition.

In connection with the closing of the Westwego Acquisition, BWNO entered into a loan agreement with JPM in the principal amount of $2,500,000, as well as a credit agreement (the “Credit Agreement”).  The loan bore interest at the annual rate of 1.5% above the Prime Rate, subject to certain minimum rate requirements.  BWNO paid consecutive monthly installments of interest only, until April 30, 2009.  From this date, BWNO also paid monthly principal installments of $41,667.  All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

On April 21, 2009, JPM and BWNO amended the Credit Agreement, in which BWNO initially agreed, at all times, to maintain in an account (the “JPM Account”) at JPM an amount equal to at least twelve (12) months of principal due and payable pursuant to the loan.  The amendment waived this minimum balance requirement, provided that and so long as (i) the JPM Account continues to be pledged to JPM pursuant to the terms of the assignment entered into between the parties and (ii) commencing April 30, 2009 and continuing on the last day of each calendar month thereafter, proceeds from the JPM Account are applied to pay the scheduled monthly principal installments of $41,667.  During the year ended March 31, 2010, all of the funds in the JPM Account were fully applied to the scheduled monthly installments.  During the year ended March 31, 2011, this pledge was made moot due to further credit agreements.

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
2.	Section 5.2B was amended to establish BWNO’s distribution limits up to a maximum amount of $2,150,000 during any fiscal year beginning with the fiscal year ending March 31, 2011,
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

The Subordination Agreement was entered into amongst the Company, BWNO and JPM who agreed that the amount of $3,000,000 previously loaned by the Company to BWNO is and will continue throughout the indebtedness of BWNO to JPM be subordinated and unsecured debt.  The Company had previously contributed this debt as a capital contribution to BWNO.  On January 26, 2010, the Board of Directors of the Company approved a resolution reclassifying this intra-company indebtedness loan as a capital contribution by the Company to the subsidiary.

The Credit Note bore interest at the annual rate of 2.00% above the Prime Rate, subject to certain minimum rate requirements.  BWNO pledged to pay consecutive monthly installments of interest only, commencing February 28, 2010 and continuing on the last day of each calendar month thereafter.  In addition, commencing on April 30, 2010, and continuing on the last day of each calendar month thereafter, BWNO was to pay principal installments of $35,000.  All unpaid principal and accrued unpaid interest is finally due and payable on February 12, 2011.

On June 24, 2010, BWNO entered into a Line of Credit Note with JPM.  This Line of Credit Note provided BWNO access to an amount up to $500,000 to provide working capital and to finance the contract capital improvements, tank modifications, piping, drumming equipment, etc.  The Line of Credit Note bore interest at an annual rate of 2.00% above the Prime Rate.  Commencing July 31, 2010, BWNO was to make monthly interest payments until maturity, June 30, 2011, when the principal sum will be due.  In addition, BWNO and JPM also amended BWNO's existing Credit Agreement, adding the Line of Credit to its credit facility and adding several newly defined terms.  Copies of the Line of Credit Note, Continuing Security Agreement and Amendment to Credit Agreement are attached hereto as Exhibit 10.28, and are hereby incorporated by reference.

On October 24, 2010, BWNO entered into the Fourth Amendment to Credit Agreement and a Term Note with JPM (collectively the “October 2010 Note”).  The October 2010 Note consolidated all of BWNO’s previous loan agreements with JPM and provided additional proceeds in the amount of $374,160 for a total revised principal amount of $3,766,667.  The October 2010 Note bears interest at an annual rate of 1.5% above the Prime Rate.  Commencing October 31, 2010, BWNO will make monthly principal payments of $97,822 and interest payments until maturity on September 30, 2014.

In January 2011, JPM responded affirmatively to the Company’s request to delay the next few months of principal payments on the October 2010 Note and make payments as we are able.  JPM and the Company agreed that the Company’s funds would be better used by making payments against outstanding accounts payable.  The January 2011 principal payment was paid in February 2011, the February 2011 principal payment was paid in March 2011, the March principal payment was paid in April 2011, the April principal payment was paid in early June 2011 and the May and June principal payments are scheduled to be paid in June 2011.

All loan agreements with JPM are secured by an existing Collateral Mortgage on the Westwego Terminal Property, along with a Continuing Security Agreement granting JPM a security interest in BWNO’s accounts, chattel paper, general intangibles and instruments, deposit accounts, documents, equipment, letter of credit rights and contracts.

The Storage Terminal in Brunswick, GA

On July 15, 2010, we completed the acquisition of the 161,000 barrel Brunswick Terminal.  The terminal consists of two 80,000 barrel leasable above ground storage tanks, and two 500 barrel leasable above ground storage tanks, an office building, a two-bay covered truck loading rack and other site improvements located on approximately 6.5 acres of land leased from the Georgia Ports Authority, including access to a shared ship dock.

The purchase price for the Brunswick Terminal was set at $1,800,000 (the “Purchase Price”.)  We commissioned and obtained a leasehold valuation appraisal (the “Brunswick Terminal Appraisal”) from a third-party independent appraisal firm.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 gain for the difference, which is recorded in the Company’s consolidated statement of operations.

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

Employees

We employ twenty-three full-time employees and one part-time employee for a total of twenty-four people; of which twenty-one are based at our Westwego Terminal and three are based at our Brunswick Terminal.  The positions held are Chief Executive Officer, Chief Operations Officer, Chief Commercial Officer, Chief Financial Officer, Logistics Manager, Assistant Terminal Operator, Foreman, Operators, Maintenance, and Accounting Clerks.

Significant Customers

At acquisition, the Westwego Terminal in December 2008 had a utilization rate of the leasable barrel storage capacity of approximately 38%.  As of May 1, 2011 the Westwego Terminal had contracts with six customers utilizing approximately 83% of its leasable barrel storage capacity.  The contracted leased storage to our largest customer comprised approximately 40% of our total barrel storage utilization, with our next two largest customers comprising approximately 21% and 21% respectively.  The increase in utilization is mainly due to our having secured additional long-term contract customers.  The main products stored at our Westwego Terminal as of the date of this Annual Report on Form 10-K are soybean oils, lubricating oils, and 50% diaphragm grade caustic soda.  As of May 1, 2011, one customer accounted for approximately 32% of total revenue.  In August 2010, the Westwego Terminal began package filling activities for a contracted customer, anticipated to contribute over $1 million in revenues per year over each of the three-year contract periods.

At acquisition, the Brunswick Terminal in July 2010 had a utilization rate of the leasable barrel storage capacity of 0%.  As of May 1, 2011 the Brunswick Terminal had a long-term contract with one customer utilizing 100% of its leasable barrel storage capacity.  The main product stored at the Brunswick Terminal is liquid fertilizer.

Percentage of Monthly Consolidated Storage Revenues Generated by all of our Customers as of May 1, 2011:
Customer “A” = 28%
Customer “B” = 25%
Customer “C” = 14%
Customer “D” = 12%
Customer “E” = 6%
Customer “F” =   3%
Customer “G” = 12%

Growth of our Business

We are engaged in the business of third-party terminalling; specifically, bulk liquid storage at our Westwego and Brunswick Terminals.

As of March 31, 2011, our Westwego Terminal had 46 above ground storage tanks for a total leasable capacity of approximately 857,000 barrels.  Construction projects initiated after March 31, 2011 include piping modifications, and other tank and building modifications associated with recent contract agreements with two customers.  The Westwego Terminal site has approximately five acres of undeveloped land available for expansion, and space available within the area of the current terminal.  The Company believes these areas can support approximately 400,000 barrels of new tank storage.

Our Brunswick Terminal has two leasable 80,000 barrel above ground storage tanks and two leasable 500 barrel storage tanks for a combined leasable capacity of 161,000 barrels.   The Brunswick Terminal also has land available for development for approximately 150,000 barrels in new tank storage.

Our operations support many different commercial customers, including commodity brokers, refiners and chemical manufacturers. The Westwego Terminal’s location within the Port of New Orleans, the warehousing and distribution attributes this location provides, and along with the diversity of our customer base; contributes to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into two broad categories: chemical and agricultural.  Our terminal within the Georgia Ports Authority is ideally suited to serve petroleum, chemical and agricultural customers who need deep-water access and distribution in the southeastern sector of the United States of America.

At both of our terminals, our income is primarily derived from tank leasing on guaranteed “take or pay” contracts.  Additional income is derived from operational charges associated with ancillary services provided to our customers; such as excess throughput, product heating, package filling, product circulation, etc.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.

We generally receive our customer’s liquid product by river barge or ship at our Mississippi River dock at the Westwego Terminal and by river barge at our Brunswick Terminal.  The product is transferred from barges or ships to the leased storage tank(s) via the terminals’ internal pipeline apparatus.  The customer’s product is removed from storage at our terminals by truck, railcar and/or by barge or ship.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

Our current business model is to increase the utilization at the Westwego Terminal, expand storage at the terminal sites as needed, and to pursue the acquisition of other underachieving, underutilized storage terminals through asset purchases and management agreements.  We believe the considerable experience of the Company’s management team will be a key factor in transitioning underperforming terminals into viable profit centers. We expect these acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

Competition

The fuel, chemical and agricultural liquid storage business is highly competitive.  We expect this competitive environment to continue in the future.  We face competition from a number of existing storage facilities within the New Orleans to Baton Rouge, Louisiana refining and manufacturing corridor and the southeast USA, Florida and Georgia area.  We believe that current economic conditions present additional opportunities in the bulk liquid storage industry by allowing refiners and manufacturers the ability to manage product inventories and plant production rates in response to fluctuating consumption demands and variations in market product pricing.  As consumers continue to demand a more efficient supply chain from refiners and manufacturers, this demand for storage will continue to drive capacity expansions in the terminal industry.

Some of our competitors include Kinder Morgan, International Matex Tank Terminals and the Westway Group.  Many of our competitors have longer operating histories, better brand recognition and significantly greater financial, technical and marketing resources than we do.  Many of these competitors may have well-established relationships with customers and other key partners and can devote substantially more resources to marketing and sales.  Larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

However, we believe we offer prospective customers greater flexibility with their storage needs, due to current excess capacity and our ability to also offer them competitive long-term contract rates.  Additionally, the Westwego Terminal and the Brunswick Terminal sites offer storage tank expansion potential, which can be custom-designed to specific customer requirements.

Research and Development

We have not spent any funds during either of our last two fiscal years on research or development.

Intellectual Property

We do not hold, nor have we applied for, any patents, trademarks, licenses, franchises or concessions, nor are we a party to any royalty agreements or labor contracts.

Environmental

Under various federal, state and local laws, ordinances and regulations, we are considered to be an owner or operator of real property and may have to arrange for the disposal or treatment of hazardous or toxic substances.  As a result, we could become liable for the costs of removal or remediation of certain hazardous substances released on or near our property.  We could also be liable for other costs that relate to hazardous or toxic substances, including governmental fines and injuries to persons and/or properties.  Many of the chemicals and products we store may be considered to be hazardous materials.  Inadvertent releases or spills can subject us to costly remediation expenses and/or fines.

We have pollution, property, auto, general marine liability, cargo and umbrella insurance coverage, as well as workers compensation insurance.  Each of our insurance carriers currently has an AM Best Rating of A to A+.

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

In relation to our pollution claim, in our Statements of Consolidated Operations for the period December 23, 2008 through March 31, 2009 we incurred and reported clean up and mitigation expenses of approximately $1,000,000 and reimbursement from our insurance carrier of approximately $181,600, as well as a tank disposal charge of approximately $83,700.  In our Statements of Consolidated Operations for the year ended March 31, 2010 we have incurred and reported additional clean up and mitigation expenses of approximately $191,000 and reimbursement from our insurance carrier of approximately $445,600.  In our Statements of Consolidated Operations for the year ended March 31, 2011, we incurred legal expenses of approximately $7,500, negotiated a reduction in related cleanup expenses with a vendor of approximately $167,700, and agreed upon a settlement of $260,000 with our pollution carrier; resulting in a net gain of approximately $420,200.  As of the year ended March 31 2011, all expenses and reimbursements have been recorded, resulting in a net loss of $227,386.  See table presented in the Results of Operations section of this report, under Gain/Loss on Disposal of Asset.

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

Item 2. Properties.

Our corporate office and Westwego Terminal, with its bulk liquid storage tanks, and dock are located at 660 LaBauve Drive in Westwego, Louisiana.  The Westwego Terminal site consists of approximately 26.5 acres of land, including 46 leasable above ground storage tanks with a combined leasable capacity of approximately 857,000 barrels, a ship dock, an office, warehouses, and other site improvements.

As of May 1, 2011, the Westwego Terminal had a storage tank utilization rate of approximately 83%, based on the total leasable barrel storage capacity of 857,000 barrels.  The Westwego Terminal is subject to a mortgage held by JPM.

As of May 1, 2011, the Brunswick Terminal had a storage tank utilization of 100%, based on the total leasable barrel storage capacity of 161,000 barrels.  The Brunswick Terminal currently has a lease in place with the Georgia Ports Authority which is scheduled to terminate September 4, 2012; but which we intend to seek and obtain renewal.

Item 3. Legal Proceedings.

On May 7, 2010, we filed suit in the United States District Court Eastern District of Louisiana against our former pollution coverage carrier for unpaid expense reimbursement claims pertaining to our tank leak incident on February 9, 2009.  In dispute were approximately $549,000 worth of unpaid expenses and collection of attorneys’ fees.  In January 2011 we settled this suit in consideration of payment in the amount of $260,000.  We received this payment in February 2011.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ended March 31, 2011, there were no matters submitted to a vote of our shareholders.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are traded on the Over-the-Counter Bulletin Board under the symbol “BWMS.”  The Company is authorized to issue 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.  As of June 24, 2011, 55,606,774 shares of common stock had been issued and were outstanding and zero shares of preferred stock had been issued.

The following table sets forth the range of high and low closing bid prices for the common stock for the fiscal quarters. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

FISCAL QUARTER	HIGH BID	LOW BID
2012
First Quarter 4-01-11 to 6-24-11	$0.65	$0.38
2011
Fourth Quarter 1-01-11 to 3-31-11	$0.66	$0.42
Third Quarter 10-01-10 to 12-31-10	$0.73	$0.31
Second Quarter 7-01-10 to 9-30-10	$0.41	$0.30
First Quarter 4-01-10 to 6-30-10	$0.50	$0.17
2010
Fourth Quarter 1-01-10 to 3-31-10	$0.36	$0.22
Third Quarter 10-01-09 to 12-31-09	$0.55	$0.25
Second Quarter 7-01-09 to 9-30-09	$0.48	$0.10
First Quarter 4-01-09 to 6-30-09	$0.25	$0.12

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

Holders of Record

As of June 24, 2011 there are approximately 106 active record holders of our common stock.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2011

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of March 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Suder	0	0	705,882	(1)	$0.17	5/4/2019	0	0	2,861,053	(2)	1,597,220

Donald St. Pierre	0	0	0		0	0	0	0	702,590	(3)	117,288

Dale T. Chatagnier	0	0	0		0	0	0	0	1,409,328	(4)	556,839

Francis Marrocco	0	0	0		0	0	0	0	1,409,328	(5)	697,442

(1)           Such options are fully vested and are exercisable at $0.17 per share, the closing price of the common stock on April 1, 2009, the date that such options were issued.  Mr. Suder received this compensation as a director as well as for his services as an executive officer of the Company during the fiscal year ending March 31, 2009.

(2)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share as of such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date;(iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, “iii” “iv” and “v”, immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Suder is employed by the Company on such date.

(3)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iii) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (iv) 9,125 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, ”iii” and “iv” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. St.Pierre is employed by the Company on such date.

(4)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share as of such date and; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date, (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, “iii”, “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Chatagnier is employed by the Company on such date.

(5)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date, (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.   The shares referenced in items “i”, “ii”, “iii”, “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Marrocco is employed by the Company on such date.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes. The convertible notes mature on October 15, 2011 and have a stated annual interest rate of 10%. The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010. During the year ended March 31, 2011 and 2010, we incurred $300,103 and $150,249, respectively in interest expense. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors accounted for $180,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company. This change in the conversion feature was evaluated under ASC 815-40. As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and are being amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010 and the year ended March 31, 2011, we amortized approximately $114,000 and $249,000, respectively, of deferred financing cost.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals.  The actual terms of the amendment are incorporated herein by reference to Section 4.13 on Page 1 of the Exhibit 10.2 to the Company’s 8-K filed with the SEC on February 18, 2010.  As of March 31, 2011, the maturity and conversion dates had not been extended.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes. The convertible notes mature on March 31, 2012 and have a stated annual interest rate of 10%. The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010. During the year ended March 31, 2011 and 2010, we incurred $175,000 and $0, respectively in interest expense. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors accounted for $70,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company. This change in the conversion feature was evaluated under ASC 815-40. As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In connection with the offering we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock valued at $171,340 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and will be amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010 and the year ended March 31, 2011, we amortized $0 and approximately $180,150, respectively, of deferred financing cost.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended March 31, 2011.

Overview of Company and its Operations

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

In September 2009, we secured a long-term contract for storage and subsequently began construction of three 50,000 barrel steel tanks and a Mississippi River ship dock to facilitate this contract and the future growth of the Westwego Terminal.  It is the opinion and belief of Management that having an operational ship dock, versus a barge dock, will greatly enhance the Company’s ability to promote and secure additional long-term storage contracts.  As of March 31, 2010, construction of two of the three 50,000 steel tanks were completed and in service, bringing the total storage capacity of the Westwego Terminal to 852,000 barrels.  During April and May of 2010, we completed construction of the ship dock and the third 50,000 barrel steel tank thus bringing the current storage capacity at the Westwego Terminal to 902,000 barrels.  During 2010 we dismantled six empty 7,500 barrel storage tanks to make way for future construction of a larger storage tank.  After the demolition of these storage tanks, and as of the filing of this annual report, the leasable storage capacity of the Westwego Terminal is 857,000 barrels.

Our operations support many different commercial customers, including commodity brokers, refiners and chemical manufacturers.  Our location within the Port of New Orleans and the warehousing and distribution attributes this location provides, along with the diversity of our customer base, contributes to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the two broad categories: chemical and agricultural.

Our income from the Westwego Terminal is derived from tank leasing, operational charges associated with the throughput charges for receipt and delivery of our customer’s products; and other services, like blending services, as requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.  In August 2010, the Westwego Terminal began package filling activities for a contracted customer, anticipated to contribute over $1 million in revenues per year over each of the three-year contract periods.

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

At the time of the acquisition of the Westwego Terminal in December 2008, the utilization rate of the leasable barrel storage capacity was approximately 38%.  As of May 1, 2011 the Westwego Terminal had contracted with six customers utilizing approximately 83% of its leasable barrel storage capacity.  The contracted leased storage to our largest customer comprised approximately 40% of our total barrel storage utilization at the Westwego Terminal, with our next two largest customers comprising approximately 21% and 21%, respectively.  The increase in utilization is mainly due to our having secured additional long-term contract customers.  The products stored at the Westwego Terminal as of the date of this Annual Report on Form 10-K are soybean oil, lubricating oils, drilling fluids, and 50% diaphragm grade caustic soda.  As of May 2011, one customer accounted for approximately 32% of total revenue.

Brunswick Terminal Operations. The Brunswick Terminal site consists of two leasable 80,000 barrel above ground storage tanks and two leasable 500 barrel storage tanks for a combined leasable capacity of 161,000 barrels.  This terminal is ideally suited to serve petroleum, chemical and agricultural customers who need deep-water access and distribution in the southeastern sector of the United States of America.  At the time of the acquisition of the Brunswick Terminal in July 2010, the utilization rate of the leasable barrel storage capacity was 0%.  As of May 1, 2011 the Brunswick Terminal has contracted with one customer who utilizes 100% of its leasable barrel storage capacity and 100% of the total revenue.  At the Brunswick Terminal we offer product transfer via river vessel, railcar and by bulk liquid carrying truck.

Income from the Brunswick Terminal is derived from tank leasing, operational charges associated with the throughput charges for receipt and delivery of our customer’s products; and other services, like blending services, as requested by our customers.  The terms of our storage leasing contracts will range from month-to-month, to multiple years, with renewal options.

At the Brunswick Terminal the customer’s liquid product is received by barge or ship at the dock.  The product is transferred from barges or ships to the leased storage tank via the terminals’ internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge or ship.  The length of time that the customer’s product is to be held in storage without transfer will vary depending upon the customer’s needs.

Recent Developments

As of March 31, 2011 our asset portfolio consisted of the Westwego Terminal, located along the Mississippi River within the Port of New Orleans, Louisiana and the Brunswick Terminal, located near the junction of the East and Brunswick Rivers in Georgia.

The Westwego Terminal site consists of approximately 26.5 acres of land, including 46 leasable above ground storage tanks with a combined leasable capacity of approximately 857,000 barrels, a new ship dock, an office, warehouses, and other site improvements.  During May and June 2010, we completed construction on our new ship dock and one 50,000 barrel steel storage tank.

On July 15, 2010, we completed the acquisition of the 161,000 barrel Brunswick Terminal.  The terminal consists of two 80,000 barrel leasable above ground storage tanks, and two 500 barrel leasable above ground storage tanks, an office building, a two-bay covered truck loading rack and other site improvements located on approximately 6.5 acres of land leased from the Georgia Ports Authority, including access to a shared ship dock.

On October 24, 2010, BWNO entered into the Fourth Amendment to Credit Agreement and a Term Note (collectively the “October 2010 Note”) with JP Morgan Chase Bank of N.A. (“JPM”).  The October 2010 Note consolidated BWNO’s previous loan agreements with JPM and provided additional proceeds in the amount of $374,160 for a total revised principal amount of $3,766,667.  The October 2010 Note bears interest at an annual rate of 1.5% above the Prime Rate.  Commencing October 31, 2010, BWNO will make monthly principal payments of $97,822 and interest payments until maturity on September 30, 2014.

In January 2011, JPM responded affirmatively to the Company’s request to delay the next few months of principal payments on the October 2010 Note and make payments “as we are able.”  JPM and the Company agreed that the Company’s funds would be better used by making payments against outstanding accounts payable.  The January 2011 principal payment was paid in February 2011, the February 2011 principal payment was paid in March 2011, the March principal payment was paid in April 2011, the April principal payment was paid in early June 2011 and the May and June principal payments are scheduled to be paid in June 2011.

On May 16, 2011, the Company entered into a non-binding Letter of Interest to acquire an existing liquid terminal facility in Salisbury, Maryland for $1,600,000.  The acquisition is expected to be completed within the third quarter of 2011, pending the results of the Company’s due diligence process.  On May 25, 2011, the Company remitted a $25,000 deposit to the seller, which amount shall be credited toward the purchase price at closing.  In the event the acquisition of the terminal by the Company is not consummated for any reason (other than due to the seller’s breach of the Letter of Interest), the seller will retain the deposit as a break-up fee.

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

Our current business model is to increase the utilization at our terminal sites and expand storage at the terminal sites as needed.  The Westwego Terminal has available for development approximately five acres of undeveloped land and space available within the area of the current terminal.  The Company believes these areas can support approximately 400,000 barrels of new tank storage.  The Brunswick Terminal also has land available for development for approximately 150,000 barrels in new tank storage.

We will also grow the business by pursuing the acquisition of underachieving and underutilized storage terminals through asset purchases and management agreements.  We believe the considerable experience of the Company’s management team will be a key factor in transitioning underperforming terminals into viable profit centers.  We expect these acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

Critical Accounting Policies and Estimates

Our management has discussed the development and selection of the following critical accounting estimates with our previous audit committee and our current Board of Directors and they have reviewed and approved these disclosures.

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

Property, Plant and Equipment.  Property, plant and equipment, are comprised of real estate, buildings, warehouses, storage tanks, a ship dock, other terminal assets, office equipment, computer software and heavy equipment and are stated at cost, less accumulated depreciation.

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

Results of Operations

For the Year Ended March 31, 2011 compared to March 31, 2010

Revenues.  Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services fees.  The following is a discussion about each source of revenue.

Revenues-Storage Revenues.  For the year end March 31, 2011 the storage tank revenues totaled approximately $5,612,000, averaging approximately $468,000 over the twelve month period.  However, this twelve month period average does not include any storage revenue from the Brunswick Terminal for the months of April 2010 through July 2010, when it was acquired.  The consolidated monthly storage revenue from both terminals for March 2011 was approximately $533,000 and in May 2011 was approximately $538,000.

The March 31, 2011 year end results are approximately 51% more than the storage revenue of approximately $3,721,000 for the year ended March 31, 2010.  Comparatively, the twelve month average storage revenue for the year ended March 31, 2010 was approximately $310,000 and the actual storage revenue for the month of March 2010 was approximately $422,000.

Storage revenue growth is attributable to the acquisition of an additional storage terminal, an increase in the number of customers, an increase in the number of tanks leased, and an increase in the rate structure due to a different product mix.

Management monitors the utilization rate of the leasable barrels available in our storage tanks at the Westwego and Brunswick terminals each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38% and at the commencement of the Company’s operations at the Brunswick Terminal in July 2010, the leasable barrel utilization rate was 0%.  As of March 2011, the utilization rate at the Westwego Terminal was approximately 83% and at the Brunswick Terminal the utilization rate was 100%.

As of March 2011, our consolidated leasable barrel utilization rate was approximately 85%.  See the table below for the month-to-month utilization percentage.  Management attributes this substantial increase in the utilization rate to aggressive marketing of the Westwego and Brunswick Terminals, their desirable locations as distribution hubs from the Port of New Orleans and the southeast USA, the services offered, storage capacity available, and to management’s industry associations.

		CONSOLIDATED BARREL	CONSOLIDATED
MONTH	Footnote	CAPACITY AVAILABLE	UTILIZATION RATE
March-11		1,018,000	85.4%
February-11		1,018,000	84.0%
January-11		1,018,000	62.9%
December-10		1,018,000	69.8%
November-10		1,018,000	70.7%
October-10		1,018,000	81.6%
September-10		1,018,000	82.0%
August-10	*6	1,018,000	82.0%
July-10	*4 & *5	1,033,000	80.9%
June-10	*3	902,000	77.0%
May-10		852,000	75.7%
April-10		852,000	75.7%
March-10		852,000	78.0%
February-10	*2	852,000	76.7%
January-10		752,000	75.0%
December-09		752,000	74.4%
November-09		752,000	73.3%
October-09		752,000	71.8%

September-09		752,000	71.8%
August-09		752,000	71.8%
July-09		752,000	65.6%
June-09		752,000	56.4%
May-09		752,000	55.9%
April-09		752,000	56.9%
March-09		752,000	57.8%
February-09		752,000	57.8%
January-09		752,000	57.8%
December-08	*1	752,000	38.0%

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
*3 – Jun 2010, Completed construction of one 50,000 barrel tank at the Westwego Terminal.
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.

Revenues-Ancillary Services. Ancillary fees are earned based on a customer’s particular needs, and therefore, by their nature fluctuate from month to month.  For the year ended March 31, 2011, our ancillary fees totaled approximately $1,292,000, an average of approximately $108,000 per month.  Ancillary fees during the year ended March 31, 2011 were primarily derived from two categories: throughput fees and packaging fees.  Our throughput ancillary fees totaled approximately $526,000 or an average per month of $43,800 for the twelve month period.  Our packing fees, which began in August 2010, totaled approximately $765,000 for the eight month period, averaging approximately $96,000 per month.

Our throughput activity for the year ended March 2010 was approximately $247,000, or approximately $20,500 per month.  The monthly average increase of approximately 427% from year ended 2010 to year ended 2011 is due to the company offering increased services needed by our customers and increased throughput activity, due to the increase in the utilization of the terminals.

Cost of Revenue.  Our cost of revenue operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, general materials, subcontractors, depreciation expenses, and other expenses.  Our costs of revenues have increased ratably from period to period due to our increased utilization, services offered, and increased revenues; however, when viewed as a percentage of revenues they are generally declining.  Management continues to strive for cost efficiencies that are realized from increased storage utilization.

The total cost of revenue, for all of our activity, for the year ended March 31, 2011was approximately $2,547,000, or approximately 37% of total revenues.  This compares to a total cost of revenue for the year ended March 31, 2010 of approximately $1,312,000, or approximately 33% of total revenues.

Since the Westwego Terminal began providing packaging services in August 2010, this activity has become, and will continue to be, a significant revenue and expense category and has a different costing structure than our regular storage and ancillary activities.  Therefore, the following table summarizes this activity separate from the storage and ancillary activities offered by the Company.

The cost of revenues for our storage and ancillary activities for the year ended March 31, 2011 was 31% of storage and ancillary revenues as compared to 33% for the year ended March 31, 2010.  This decrease in percentage of cost of revenue spans almost all of our cost categories: labor (from 13% to 12%), general materials (from 2% to 1%), and subcontractors (from 6% to 3%).  Depreciation expense as a percentage of revenues held steady at 8% of revenues, as the assets we added to our terminals during the period contributed to increased revenues; and other cost, which increased from 5% to 7%.

Shown separately is the cost of revenue for our packaging activity, which began in August 2010.  This activity has similar labor costing category as our other activity-12% of revenues.  The general materials category for our packaging activity shows a much larger percentage of revenues than our ancillary activity, because for the packaging activity we purchase a large volume of packaging materials; whereas for the storage and ancillary activity, this is mostly service activity.

	Year Ended March 31, 2011

	Storage & Ancillary Activity		Packing Activity		Total Activity
Consolidated Revenue	$6,137,947		$765,475		$6,903,422

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(707,275)	12%	$(94,429)	12%	$(801,704)	12%
General materials	$(90,841)	1%	$(492,401)	64%	$(583,242)	8%
Subcontractors	$(164,151)	3%	$-	0%	$(164,151)	2%
Depreciation	$(513,961)	8%	$(4,304)	1%	$(518,265)	8%
Other costs	$(452,270)	7%	$(27,396)	4%	$(479,666)	7%
Total cost of revenue	$(1,928,498)	31%	$(618,530)	81%	$(2,547,028)	37%

Gross Profit	$4,209,449	69%	$146,945	19%	$4,356,394	63%

	Year Ended March 31, 2010

	Storage & Ancillary Activity		Packing Activity		Total Activity
Consolidated Revenue	$3,968,122		$-		$3,968,122

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(496,903)	13%	$-	0%	$(496,903)	13%
General materials	$(86,096)	2%	$-	0%	$(86,096)	2%
Subcontractors	$(228,971)	6%	$-	0%	$(228,971)	6%
Depreciation	$(306,214)	8%	$-	0%	$(306,214)	8%
Other costs	$(193,393)	5%	$-	0%	$(193,393)	5%
Total cost of revenue	$(1,311,577)	33%	$-	0%	$(1,311,577)	33%

Gross Profit	$2,656,545	67%	$-	0%	$2,656,545	67%

Gross Profit.  Gross profit for all of our activities for the year ended March 31, 2011 was approximately $4,356,000, or 63% of revenues, or an average of approximately $363,000 per month; with approximately $4,209,000 being derived from our storage and ancillary activity and approximately $147,000 being derived from our packaging activity.

Our storage and ancillary activity gross profit, as a percentage of revenues, for the year ended March 31, 2011 was 69%, an increase of 2% from the year ended March 31, 2010.  This is a result from increased storage utilization at our Westwego Terminal, 100% utilization at our Brunswick Terminal, and greater efficiencies of our costs of revenue.

Our packaging activity for the period August 2010 through March 2011 resulted in a gross profit of approximately $147,000, 19% of the revenues for the period or approximately $18,000 per month.  Management believes this activity can increase its percentage of gross profit as revenues increase and we become more efficient.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management and director non-cash compensation (restrictive stock grants and stock options), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed to the terminal’s operations via our cost of revenue.  The table below outlines the expenses for the year ended March 31, 2011 and the year ended March 31, 2010 and the narrative following compares the differences between the periods.

Our consolidated SG&A expenses (cash and non-cash) for the year ended March 31, 2011 were approximately $3,437,000, approximately 50% of total revenues, and averaging approximately $286,000 per month.  This is a significant decrease of approximately $816,000 from the year ended March 31, 2010 when our consolidated SG&A was approximately $4,253,000, approximately 107% of total revenues, and averaging approximately $354,000 per month.

Non-cash activity for the year ended March 31, 2011 includes management & director non-cash compensation expense for services of approximately $653,000 and investor relations services of approximately $72,500.  These non-cash expenses total approximately $725,500. Excluding these non-cash amounts, our total SG&A expenses for this year ended March 31, 2011 would have been approximately $2,711,500 or approximately 39% of total revenues.  Comparatively, excluding our non-cash expenses of approximately $1,447,500 for management and directors services and non-cash fees for professional services for the year ended March 31, 2010, our total SG&A would have been approximately $2,805,500 or approximately 71% of total revenues.

Management is pleased with the decrease in SG&A expenses in total dollars and as it relates to total revenues, as this supports Management’s belief and plan that we can increase revenues and utilization from our terminals operations without greatly increasing our established SG&A expenses.

	For the		For the
Selling, General & Administrative (SG&A)	Year ended		Year ended
Expenses:	March 31, 2011		March 31, 2010
Management Salaries	$1,095,000	32%	$1,112,000	26%

Management & Director Non-cash Compensation	653,000	19%	1,300,000	31%

Professional Fees	569,000	16%	870,000	20%

Insurance-Other	443,000	13%	399,000	9%

Other SG&A Expenses	677,000	20%	572,000	14%

Total SG&A Expenses	$3,437,000	100%	$4,253,000	100%

Management salaries remained basically the same in total dollars but reflects an increase as a percentage as the total SG&A expenses decreased.

Non-cash compensation paid to management and directors decreased by approximately $647,000, as this period did not grant any stock options to directors as in the previous period.  However this period was required to record a non-cash amount of approximately $202,000 to reflect the Black-Scholes calculation for modifying the April 2009 director stock options exercise period from December 2010 to January 1, 2012.

Professional fees (audit; legal, securities, consulting directors and investor relations) decreased by approximately $301,000 and as a percentage of total SG&A expenses from 20% to 16%.  This is a mainly due to a decrease in legal and audit fees of approximately $107,000, securities related expenses of approximately $68,500, consulting expenses of approximately $97,000, and director fees of approximately $133,000.  Our investor relations expenses increased by approximately $96,000 as we hosted an investor relations meeting, attended an investor’s forum and recorded stock option expenses granted to our investor relations firm.  Additionally our safety consulting fees and other professional expenses increased by approximately $8,500.

Our insurance related expenses increased by approximately $44,000, as we added coverage for our Brunswick Terminal and other new assets.  Upon renewal in February 2011, our insurance rates generally decreased for most of our coverages.

Our other SG&A expenses increased by approximately $105,000 mostly due to employee benefits and related payroll expenses, as we increased our labor force based on our increased utilization and new Brunswick Terminal and because more employees qualified for enrollment in our employee benefit programs.

Impairment of cost method investment.  During the year ended March 31, 2011 we did not incur any impairment as we did in the year ended March 31, 2010 when we redeemed our membership interest in Safeland for cash of $325,000 and recorded an additional impairment expenses for $82,400.

Gain / Loss on Disposal of Asset.  For the year ended March 31, 2011, we recorded a net gain of approximately $248,000 related to the disposal of assets.  These activities are primarily due to the demolition of six unused tanks at the Westwego Terminal to make way for future construction of larger tanks.  This activity resulted in a non-cash net loss of approximately $172,000.  Additionally, pertaining to our tank leak incident in February 2009, we recorded the receipt of $260,000 as a settlement payment from our pollution insurance carrier, the reduction in account payable invoices from our major subcontractor of $168,000 and legal expenses of approximately $7,500, totaling a net gain of approximately $420,000.

To recap all of the insurance carrier reimbursements, our net repairs, cleanup and our other expenses related to the tank leak incident in February 2009, these were recorded at a gain or (loss) on disposal of assets to the extent that the loss was not recoverable through insurance.  The table below summarizes amounts related to this incident.

Description	COMBINED PERIODS	For the Year Ended March 31, 2011	For the Period February 2009 through the Year Ended March 31, 2010
Environmental: Clean up & mitigation expenses (including gain on account payable offset)	$(1,030,968)	$160,187	$(1,191,155)
Property: Tank disposal	(83,678)	-	(83,678)
Less: Insurance recovery	887,260	260,000	627,260
(Loss) Gain on Disposal of Asset	$(227,386)	$420,187	$(647,573)

Depreciation.  Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $46,837 for the year ended March 31, 2011, averaging approximately $3,900 per month.

Interest Expense.  For the year ended March 31, 2011, we recorded a net interest expense of approximately $908,000.  This amount consists of cash payments of approximately $300,100 in September 2009 Offering convertible debt interest, approximately $175,000 in January 2010 Offering convertible debt interest, $209,500 in bank loan interest and $5,000 in other various financing arrangements.  Also included in this amount are non-cash expenses of approximately $429,000 in non-cash expenses related to the allocation of financing charges related to our September 2009 and January 2010 convertible debt offering. These expenses were offset by construction in process interest capitalization of approximately $210,000 and interest income of approximately $600.

Gain on Bargain Purchase of Assets. On July 15, 2010 we finalized the acquisition of the Brunswick Terminal for $1,800,000.  We commissioned and obtained a leasehold valuation appraisal from a third-party independent appraisal firm.  The Brunswick Terminal appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 gain for the difference.

Gain on Change in the Fair Market Value of Derivative Liabilities. The Company issued convertible notes in October 2009 and March 2010.  On March 28, 2011 the Company amended the notes to add a change of control provision.  Under the amended agreement, the conversion price of the notes is reduced to $0.40 if they are converted in connection with or subsequent to a change of control.  As a result of this change in the conversion price, the conversion feature is no longer indexed to the company stock and is therefore no longer afforded the exclusion under ASC 815,  Derivatives and Hedging. Consequently, the embedded derivative must be bifurcated (divided) and recorded as a derivative liability on the face of the balance sheet. In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of operations.

October 2009 notes:
On the date of the amendment (March 28, 2011), the fair value of the derivative liability was $1,003,022, which was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 115.53%, risk free rate of 1.3%, an expected term of approximately seven months and a current stock price of $0.50.

At the end of this reporting period (on March 31, 2011), the fair value of the derivative liability was $705,422, which resulted in a non-cash gain of $297,600.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 117.42%, risk free rate of 1.0%, an expected term of approximately seven months and a current stock price of $0.42.

March 2010 notes:
On the date of the amendment (March 28, 2011), the fair value of the derivative liability was $898,030, which was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 137.49%, risk free rate of 1.3%, an expected term of approximately one year and a current stock price of $0.50.

At the end of this reporting period (on March 31, 2011), the fair value of the derivative liability was $692,489, which resulted in a non-cash gain of $205,541.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 138.51%, risk free rate of 1.0%, an expected term of approximately one year and a current stock price of $0.42.

The Company recorded an aggregate gain of $503,141 as a result of these two transactions.

Other Income.  In December 2010, we recorded a net gain of approximately $140,000 related to the Company’s award of a Louisiana Quality Jobs incentive grant based on our asset investment at the Westwego Terminal.  These funds were received by the Company in April 2011.  Additionally, in March 2011 the Company recorded a net gain of approximately $48,000 related to the Company’s award of a Louisiana incentive program related to employment increases at the Westwego Terminal.  These funds are expected to be received during the Company’s 2012 first fiscal quarter.

Net Profit (Loss) from Operations.  For the year ended March 31, 2011, we incurred a net gain from operations in the amount of $1,003,842 or 14.5% of revenues.  This is a significant increase from the operating loss recorded by the Company for the year ended March 31, 2010 of approximately $1,904,500.

Excluding the non-recurring events consisting of the net gain pertaining to the February 2009 insurance claim settlement and offsetting accounts payable invoices of approximately $420,000, the net gain of $100,000 pertaining to the Brunswick Terminal purchase appraisal, the net gain of approximately $188,000 from the Louisiana incentive awards; and the net gain of $503,141due to the change in the fair market valuation of our derivative convertible debt liabilities the Company would have recorded a net loss of approximately $207,300; still a very significant improvement from the year ended March 31, 2010.

For the year ended March 31, 2010, excluding the non-recurring events of the impairment of cost method investment expense of $82,400 and the gain on disposal of assets of $255,000 we would have recorded a net loss from operations in the amount of approximately $2,077,000.

For the Year Ended March 31, 2010.

Revenues.  Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services fees.  The following is a discussion about each source of revenue.

Revenues-Storage Revenues.  For the year end March 31, 2010 the storage tank revenues totaled approximately $3,721,000, averaging approximately $310,000 per month.  However, this twelve month period average does not include any storage revenue from the Brunswick Terminal, as it was acquired in July 2010.  As of March 2010, the storage utilization at the Westwego Terminal was 78%, based on 852,000 barrels of leasable capacity.

Revenues-Ancillary Services. Ancillary fees are earned based on a customer’s particular needs, and therefore, by their nature fluctuate from month to month.  For the year ended March 31, 2010, our ancillary fees totaled approximately $247,000, an average of approximately $20,600 per month.  Ancillary fees during the year ended March 31, 2010 were exclusively derived from throughput fees.

Cost of Revenue.  Our cost of revenue consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, general materials, subcontractors, depreciation expenses, and other expenses.  These amounts totaled approximately $1,312,000 for the year ended March 31, 2010, or approximately $109,000 average per month, or 33% of revenue.

Gross Profit.  Gross profit for the year ending March 31, 2010 was approximately $2,657,000, or 67% of revenues, or an average of approximately $221,000 per month.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management and director non-cash compensation (restrictive stock grants and stock options), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed to the terminal’s operations via our cost of revenues.

Our consolidated SG&A expenses for the year ended March 31, 2010 were approximately $4,252,000, averaging approximately $354,000 per month or 107% of total revenues.  Included in this SG&A total is non-cash activity for management & director’s non-cash compensation expense for services of approximately $1,300,000 and professional fess of approximately $147,500.  Excluding these non-cash amounts, the total SG&A expenses for this period are $2,805,500 or approximately 71% of revenues.

Impairment of cost method investment.  During the year March 31, 2010, based on a current fair market value appraisal, we recorded an impairment expense of $82,400 related to our membership interest investment in Safeland.

Gain / Loss on Disposal of Asset.  Pertaining to the tank leak incident at the Westwego, LA terminal in February 2009, we have recorded the amount paid by our insurance carriers, and the pollution insurance related expenses we have incurred as of March 31, 2010 in our Consolidated Statements of Operations.  The net effect of these was a gain on disposal of assets in the amount of approximately $255,188.  See table presented in the Results of Operations section of this report, under Gain/Loss on Disposal of Asset.

Depreciation.  Our consolidated overhead (non-revenue producing assets) depreciation expense for the year ended March 31, 2010 was approximately $40,000, averaging approximately $3,300 per month.

Interest Expense.  We recorded approximately $442,000 in net interest expense for the year March 31, 2010.  The majority, approximately $116,500, of our net consolidated interest expense was related to our loan agreements with JPM.  The remainder relates to our related party loans; with interest of $21,300, our interest payments pertaining to the September 2009 convertible debt loans of $150,200, and approximately $8,000 for other financing arrangements.  Also included in this amount are non-cash expenses of $120,000 for financing charges related to the issuance of shares on our related party loans and proximately $114,000 in non-cash expenses related to the allocation of financing charges related to our September 2009 convertible debt offering.  These expenses were offset by construction in process interest capitalization of approximately $88,000.

Net Profit (Loss) from Operations.  The year ended March 31, 2010 we recorded a net loss from operations of approximately $1,904,500.  Without the effects of the impairment of cost method investment expense of $82,400 and the net gain on disposal of assets of approximately $255,000 we would have recorded a net loss from operations in the amount of approximately $2,077,000, averaging approximately $173,000 per month.

Liquidity and Capital Resources.

General.  Our primary cash requirements are for working capital; which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  If we do not generate sufficient cash from operations to meet these requirements, we attempt to raise funds through debt financing or refinancing and/or issuing equity.  We generally fund our strategic capital expenditures from external sources, primarily borrowing which is secured by long-term contracts with our customers.  However, our ability to raise funds by refinancing debt, issuing debt or issuing equity depends on many factors beyond our control.  The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Management recently met with some of its major equity and convertible debt investors as to their thoughts and concerns surrounding the Company’s scheduled payment of its convertible debt liability due in October 2011 and March 2012.  This group of investors generally believe and advised that the best option for the Company is to continue using its cash for growth and expansion and to offer amendment terms to the convertible debt note holders.

Considering this advice, on June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2009 Convertible Promissory Note (the “2009 Notes”) and the 2010 Convertible Promissory Note (the “2010 Notes) to amend their respective maturity dates to:

For the 2009 Notes, from October 15, 2011 to October 15, 2013.

For the 2010 Notes, from March 31, 2012 to September 30, 2013.

As of June 24, 2011, the Company had received signed amendment agreements from over 95% of the note holders.

Significant Events during the Year Ended March 31, 2011.

Long-term Debt and Notes Payable.  In connection with the purchase of the Westwego Terminal in December 2008, BWNO entered into a credit agreement (the “Credit Agreement” or the “Loan”) with JPM to finance the purchase price of the storage terminal.  Beginning on April 30, 2009, we began making monthly principal installments on this Loan, plus accrued monthly interest.  All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

The JPM Loan is secured by a mortgage on the Westwego Terminal property.  The JPM Credit Agreement includes customary events of default including, but not limited to, the failure of BWNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default, the JPM Loan will become due and payable automatically and without notice.

Since the original Credit Agreement and Loan, the Company entered into additional loan agreements with JPM on February 12, 2010 (which were both incorporated into a new agreement on September 27, 2010), on June 24, 2010, on August 16, 2010, and on October 29, 2010.  With the October 29, 2010, we entered into the Fourth Amendment to Credit Agreement in the principal amount of $4,695,456 with JPM amending previous loans as follows:

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

In relation to the October 2010 Note, in January 2011, the Company requested JPM to allow it to continue making interest payments as scheduled but to make principal payments for the next few months, as we are able.  JPM responded affirmatively, requesting a letter from the Company requesting a “delay” in making the principal payments.  Based on this agreement, the Company delayed the January 2011 principal payment until February 2011, the February 2011 principal payment until March 2011, the March 2011 principal payment until April 2011, the April 2011 principal payment until early June 2011 and the May 2011 and June 2011 principal payments are scheduled to be paid during the later part of June 2011.  From this point on, the Company anticipates the ability to remain current with its scheduled principal payments.

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

For the Year Ended March 31, 2011

As of March 31, 2011, our total assets were approximately $14,506,000.  This amount includes cash and cash equivalents of approximately $51,000.  Additionally, the total assets amount includes approximately $196,000 from trade receivables, approximately $209,000 from other receivables, approximately $315,000 from the current portion of deferred financing charges, approximately $192,000 for prepaid expenses, and approximately $13,543,000 from net property, plant and equipment.

Our total liabilities were approximately $12,887,000.  Our current liabilities were approximately $9,952,000, which includes accounts and accrued payables of approximately $1,906,000, deferred revenue (due to storage prepayment) of approximately $215,000, liabilities for our tank disposal associated with our insurance incident of approximately $410,000, the current portion of convertible debt loans of approximately $4,751,000, a derivative liability valuation for the convertible debt notes of approximately $1,398,000, and the current portion of our long-term debt of approximately $1,272,000.  As of March 31, 2011, all of our convertible debt loan liabilities, $6,148,944, now fall within the current future period, leaving only bank loans in the long-term period, which is equal to approximately $2,935,000.

At March 31, 2011, we had negative working capital of approximately $8,989,000, as compared to negative working capital of approximately $1,723,000 as of March 31, 2010.  This is an increase of approximately $7,266,000 from the year ended March 31, 2010.  Of this increase, $6,148,944 is related to our convertible debt loan liabilities and the remainder of approximately $1,117,000 is from regular business activity. As previously stated, on June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company's promissory notes to amend and extend their maturity dates.  As of June 24, 2011, the Company had received signed amendment agreements from an overwhelming majority of the note holders.  With the maturity dates being extended, the Company will continue making interest payments for the duration of the extension period.

As shown in the accompanying consolidated financial statements, we incurred a consolidated net gain of $1,003,842 for the year ended March 31, 2011.  This figure includes non-cash expenses for depreciation of approximately $565,000, stock based compensation to members of management, directors and for services in the amount of approximately $726,000, a net non-cash expense of approximately $64,500 on the bargain purchase and disposal of assets, a non-cash gain of $503,141 due to the change in the fair market value of its derivative convertible debt notes, and the non-cash amortization of deferred financing fees of approximately $429,000.  Without these non-cash expenses, we generated a net gain in cash of approximately $2,285,200 for the period.  This is an increase in the amount of cash generated from the year ended March 31, 2010 of approximately $2,069,300.

	For the	For the
	Year Ended	Year Ended
	March 31, 2011	March 31, 2010

Net income	$1,003,841	$(1,904,500)

Add back non-cash events:
Depreciation expense	$565,000	$346,000

Stock based comp.(inc. fees)	$726,000	$1,578,000

Disposal of assets expense	$164,500	$82,400

Gain on bargain purchase	$(100,000)	$-

Gain on FMV of convertible debt derivative liabilities	$(503,141)	$-

C.D. finance charges	$429,000	$114,000

Net income without non-cash events	$2,285,200	$215,900

For the Year Ended March 31, 2010

The year ended March 31, 2010 is the first full year in which we generated revenues from operations.

As of March 31, 2010, our total assets were approximately $12,528,000.  This amount includes cash and cash equivalents of approximately $2,021,000.  Included in the cash amount is $1,725,000 deposited in the Company’s escrow bank account which was received as per our January 2010 Offering for use towards the Brunswick Terminal acquisition.  Additionally, the total assets amount includes approximately $50,000 from trade receivables, approximately $441,000 from the current portion of deferred financing charges and approximately $253,000 for prepaid expenses, approximately $303,000 for the long-term portion of deferred financing charges, and approximately $9,461,000 from net property, plant and equipment.

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

As shown in the accompanying consolidated financial statements, we incurred a consolidated net loss of approximately $1,904,500 for the year ended March 31, 2010.  This figure includes non-cash expenses for depreciation of approximately $346,000, an impairment charge of $82,400 for our minority management investment in Safeland, non-cash amortization of deferred financing fees of approximately $114,000, stock based compensation to members of management, directors and for services in the amount of $1,458,000 and $120,000 for stock issued to related parties as per loan agreements.  Without these non-cash expenses, we would have generated a net gain in cash of approximately $216,000 for the period.

For the Year Ended March 31, 2011 as Compared to the Year Ended March 31, 2010.

At March 31, 2010, we had cash totaling $295,527 plus cash set aside by the Company of $1,725,000 for the Brunswick Terminal acquisition.  At March 31, 2011 we had cash of $51,386; therefore, during the period we had a net decrease in cash of approximately $244,141, excluding the cash set aside for the Brunswick Terminal acquisition.

During the year ended March 31, 2010, we reported a loss of approximately $1,904,500.  This was offset by non-cash activities of approximately $2,120,500 and use of cash from changes in operating assets and liabilities of approximately $462,000, use of cash from investing activities of approximately $2,553,000 and receipt of funds from various financing activities of approximately $4,807,000, resulting in an increase in cash for the period of approximately $2,008,000; excluding the amount set aside by the Company of $1,725,000, our net cash increased by $283,000.

During the year ended March 31, 2011, we reported a gain of approximately $1,003,800.  This was offset by non-cash activities of approximately $1,281,000, use of cash from changes in operating assets and liabilities of approximately $1,280,000, use of cash from investing activities of approximately $3,841,000 and receipt of funds from various financing activities of approximately $867,000, resulting in a decrease in cash for the period of approximately$1,969,000; excluding the amount of $1,800,000 used to purchase the Brunswick Terminal, our net cash would have only decreased by $169,000.

Future minimum payments as per the third party and related party loan agreements for the next five years and the total amount thereafter are as follows; if none of the convertible debt loans are extended and/or are converted into common shares of the Company.

Year ending March 31,
2012	$6,022,719
2013	1,173,864
2014	1,173,864
2015	586,932
2016	0
Thereafter	0
$8,957,379

We do not have any operating leases.

Previous Liquidity and Capital Resources Activity.

Redemption of Investment in Safeland Storage, L.L.C.  On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage, L.L.C. (“Safeland”) for $1,500,000 pursuant to a Membership Interest Purchase Agreement with Safeland for the purchase of land located in Garyville, LA for a purchase price of $20,500,000.  The investment in Safeland was to facilitate our acquisition of 435 acres of land near the town of Garyville, Louisiana; where we planned to build and develop a storage terminal.  However, due to economic conditions at the time, the closing on the land did not take place.

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

Private Placement of Equity.  From June through August 2008, we issued 2,092,500 shares of restricted common stock for cash proceeds of $4,185,000 in a private placement, which was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  In connection with the offering, we engaged Falcon International Consulting Limited to act as placement agent.  Falcon International received a fee of 10% of the gross proceeds of the Offering.

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

The December 2008 Offering triggered anti-dilution rights of investors in its August 2008 private placement, in which the Company sold an aggregate of 2,092,500 shares for gross proceeds of $4,185,000, par value $.001 per share, at a purchase price of $2.00 per share (the “August 2008 Offering”.)  The December 2008 Offering entitled investors in the August 2008 Offering to receive an aggregate of approximately 690,016 shares pursuant to their contractual anti-dilution rights.  At its meeting on January 28, 2009, the Board of Directors determined to reprice the per share amount paid in the August 2008 Offering to $0.40 per share, which was not contractually required, resulting in an aggregate additional issuance of 8,704,800 shares, which includes an additional 334,800 shares issued to affiliates of Falcon Capital, the placement agent in the August 2008 Offering.  The decision of the Board of Directors to reprice the shares purchased in the August 2008 Offering was based on the $0.25 per share offering price of the December 2008 Offering and the quoted market price of the stock on or near the date of the resolution.  Therefore, investors in the August 2008 Offering received four shares of restricted common stock of the Company for every one share purchased in the August 2008 Offering.

Private Offering of Convertible Debt.

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes mature on October 15, 2011 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  During the year ended March 31, 2011 and 2010, we incurred $300,103 and $150,249, respectively in interest expense.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors accounted for $180,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and are being amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010 and the year ended March 31, 2011, we amortized approximately $114,000 and $249,000, respectively, of deferred financing cost.

On June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2009 Convertible Promissory Note to amend its maturity date from October 15, 2011 to October 15, 2013.

As of June 24, 2011, the Company had received signed amendment agreements from an overwhelming majority of the note holders.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals.  The actual terms of the amendment are incorporated herein by reference to Section 4.13 on Page 1 of the Exhibit 10.2 to the Company’s 8-K filed with the SEC on February 18, 2010.  As of March 31, 2011, the maturity and conversion dates had not been extended.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes mature on March 31, 2012 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  During the year ended March 31, 2011 and 2010, we incurred $175,000 and $0, respectively in interest expense. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors accounted for $70,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In connection with the offering we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock valued at $171,340 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and will be amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010 and the year ended March 31, 2011, we amortized $0 and approximately $180,150, respectively, of deferred financing cost.

On June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2010 Convertible Promissory Note to amend its maturity date from March 31, 2012 to September 30, 2013.

As of June 24, 2011, the Company had received signed amendment agreements from an overwhelming majority of the note holders.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting company filers.

Item 8.  Financial Statements and Supplementary Data.

BLACKWATER MIDSTREAM CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent registered public accounting firm,

Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010,

Consolidated Statements of Operations for the year ended March 31, 2011 and the year ended March 31, 2010,

Consolidated Statements of Stockholders’ Equity for the period March 31, 2010 through March 31, 2011,

Consolidated Statements of Cash Flows for the year ended March 31, 2011 and the year ended March 31, 2010,

Notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blackwater Midstream Corp.
Westwego, LA

We have audited the accompanying consolidated balance sheets of Blackwater Midstream Corp. (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and March 31, 2010; and the related consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

June 28, 2011

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	MARCH 31,
	2011	2010
		-
ASSETS

CURRENT ASSETS:
Cash	$51,386	$2,020,527
Receivables-trade	196,424	49,720
Receivables-other	208,600	--
Current portion of deferred financing charges	314,913	440,528
Prepaid expenses and other current assets	191,533	252,607
Total current assets	962,856	2,763,382

Long-term portion of deferred financing charges	-	303,327
Property, plant, equipment, net	13,542,885	9,461,415

TOTAL ASSETS	$14,505,741	$12,528,124

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$1,746,155	$1,396,334
Accounts payable-related parties	10,527	11,832
Accrued liabilities	149,073	216,891
Deferred revenue	215,234	405,184
Liabilities-disposal of asset	410,431	616,671
Current portion of related party long-term convertible debt loans	250,000	--
Current portion of long-term convertible debt loans	4,501,033	--
Derivative liabilities of convertible debt loans	1,397,911	--
Current portion of long-term bank loans	1,271,686	1,839,500
Total current liabilities	9,952,050	4,486,412

Long-term liabilities:
Bank loans	2,934,660	1,500,000
Related party convertible debt loans	-	250,000
Convertible debt loans	-	4,501,033
Total long-term liabilities	2,934,660	6,251,033

TOTAL LIABILITIES	12,886,710	10,737,445

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares, issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value: 54,792,114 and 54,408,734 issued, outstanding at March 31, 2011 and March 31, 2010, respectively	54,792	54,409
Additional paid-in capital	8,011,658	9,187,531
Accumulated deficit	(6,447,419)	(7,451,261)
TOTAL STOCKHOLDERS' EQUITY	1,619,031	1,790,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,505,741	$12,528,124

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31, 2011	March 31, 2010

Revenue
Storage	$5,611,784	$3,720,679
Other Services	1,291,638	247,443

Total Revenue	6,903,422	3,968,122

Cost of revenue
Labor	(801,704)	(496,903)
General materials	(583,242)	(86,096)
Subcontractors	(164,151)	(228,971)
Depreciation	(518,265)	(306,214)
Other costs of revenue	(479,666)	(193,393)

Total cost of revenue	(2,547,028)	(1,311,577)

GROSS PROFIT	4,356,394	2,656,545

OTHER OPERATING EXPENSES:
Selling, general and administrative	3,436,639	4,252,483
Impairment of cost method investment	-	82,400
(Gain) loss on disposal of assets	(247,938)	(255,188)
Depreciation	46,837	39,833

Total other operating expenses	3,235,538	4,119,528

Income (Loss) from operations	1,120,856	(1,462,983)

Net interest expense	(907,895)	(441,541)
Gain on bargain purchase of assets	100,000	-
Gain on change in fair market value of derivative liabilities	503,141	-
Other Income	187,740	-

Net Income (Loss)	$1,003,842	$(1,904,524)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.02	$(0.04)
DILUTED	$0.01	$(0.04)

Weighted average number of shares outstanding:
BASIC	54,616,489	52,750,676
DILUTED	65,817,436	52,750,676

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the two years ended March 31, 2011

	COMMON STOCK
	NUMBER OF	PAR	ADDITIONAL
	COMMON	VALUE	PAID -IN	ACCUMULATED
	SHARES	$0.001	CAPITAL	DEFICIT	TOTAL

Balance, April 1, 2009	51,993,024	$51,993	$7,237,576	$(5,546,737)	1,742,832

Shares issued for services	681,710	682	197,108	—	197,790

Shares issued for debt financing	1,359,000	1,359	372,981	—	374,340

Shares issued with debt-related parties	375,000	375	119,625	—	120,000

Stock option expense	—	—	1,260,241	—	1,260,241

Net loss	—	—	—	(1,904,524)	(1,904,524)

Balance, March 31, 2010	54,408,734	$54,409	$9,187,531	$(7,451,261)	$1,790,679

Shares issued for services	383,380	383	462,095	—	462,478

Stock option expense	—	—	263,084	—	263,084

Reclassification of derivative liabilities on convertible debt loans	—	—	(1,901,052)	—	(1,901,052)

Net profit	—	—	—	1,003,842	1,003,842

Balance, March 31, 2011	54,792,114	$54,792	$8,011,658	$(6,447,419)	$1,619,031

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,003,842	$(1,904,524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	565,102	346,047
Impairment on investment	-	82,400
Amortization of deferred financing fees	428,943	114,031
Net Loss on disposal of assets	164,534	-
Net gain on bargain purchase of assets	(100,000)	-
Net gain on change in FMV of derivative liabilities	(503,141)	-
Stock based compensation	725,562	1,458,032
Stock issued in connection with related party debt	-	120,000

Changes in operating assets and liabilities:
Accounts receivable-trade	(146,704)	153,474
Accounts receivable-other	(208,600)	-
Prepaid expenses	87,003	(183,832)
Inventory	(25,929)	-
Deferred revenue	(189,950)	332,350
Accounts payable and accruals	(795,414)	(763,758)
Net cash provided by (used in) operating activities	1,005,248	(245,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	-	500,260
Proceeds from investments	-	325,000
Purchase of Brunswick, GA Terminal	(1,800,000)	-
Purchase of property, plant and equipment	(2,041,235)	(3,378,505)
Net cash provided by (used in) investing activities	(3,841,235)	(2,553,245)

CASH FLOWS FROM FINANCING ACTIVITES:
Financing fees	-	(483,546)
Cash proceeds from convertible debt investors	-	4,501,033
Cash proceeds from convertible debt related party investors	-	250,000
Payments of related party debt	-	(300,000)
Proceeds from bank loan	1,816,160	1,339,500
Payments on bank loan	(949,314)	(500,000)
Net cash provided by (used in) financing activities	866,846	4,806,987

NET CHANGE IN CASH FOR THE PERIOD	(1,969,141)	2,007,962
CASH AT BEGINNING OF PERIOD	2,020,527	12,565
CASH AT END OF PERIOD	$51,386	$2,020,527

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$689,812	$296,030
Cash paid for income taxes	$-	$-
Construction in process included in accounts payable	$1,013,619	$1,066,253
STOCK ISSUED FOR DEBT FINANCING	$-	$374,340

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

We were incorporated in the State of Nevada, U.S.A., on March 23, 2004.  On March 18, 2008, we changed our name to Blackwater Midstream Corp. from Laycor Ventures Corp. On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BWNO”), as a wholly-owned subsidiary of the Company, incorporated in the State of Louisiana.  On December 23, 2008, BWNO acquired an existing bulk liquid storage terminal in Westwego, LA (the “Westwego Terminal”) from NuStar Terminals Operations Partnership L.P.  On February 26, 2010, we formed Blackwater Georgia, L.L.C. (“BWGA”), a Georgia limited liability company, as our wholly owned subsidiary.  On July 15, 2010, BWGA acquired an existing bulk liquid storage terminal in Brunswick, GA (the “Brunswick Terminal”) from NuStar Terminals Operations Partnership L.P. (See Note 3.)

Blackwater, we, our or the Company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., the registrant, our wholly-owned subsidiaries, Blackwater New Orleans, L.L.C. and Blackwater Georgia, L.L.C., and to Laycor Ventures, Corp.

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

REVENUE RECOGNITION

Revenues for third-party terminals include storage tank lease fees, whereby a customer agrees to pay for a certain amount of tank storage over a certain period of time; and throughput fees, whereby a customer pays a fee based on volumes moving through the terminal.  At our terminals, we also offer and provide packaging, blending, handling, filtering and certain other ancillary services.  Revenue from storage tank lease fees are recognized ratably, which is typically monthly, over the term of the lease.  Occasionally, customers pay for tank lease fees in advance.  Fees received in advance are deferred until the period they are earned.  As of March 31, 2011 and 2010, $215,234 and $405,184 of tank lease fees were deferred.  Revenue from throughput fees and ancillary fees are recognized as services are provided to the customer and when the fees are realizable.

ACCOUNTS RECEIVABLE

Accounts receivable represent valid claims against non-affiliated customers and are recognized when services are rendered.  We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating.  Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review.  Accounts receivable are written off when the account is deemed uncollectible.  The Company has recorded no uncollectible allowance as of March 30, 2011 or March 31, 2010.

As of March 31, 2011, the Company has a receivable-other balance of approximately $208,600 due from the State of Louisiana pertaining to investment and jobs incentive award grants.  As of March 31, 2010, the Company did not have any other receivables due.

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

CONSTRUCTION IN PROGRESS

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at March 31, 2011 and March 31, 2010, represents facilities under installation and prepayments on assets being purchased.

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

ENVIRONMENTAL REMEDIATION COSTS

Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated.  As of March 31, 2011, we are not aware of any environmental remediation costs associated with the acquisition of the Westwego Terminal or the Brunswick Terminal.  All cleanup efforts have been completed associated with the tank leak incident in February 2009 at the Westwego Terminal site.  We have estimated these costs and have accrued them in our Consolidated Statements of Operations.

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

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share includes the dilutive effects of common stock equivalents using the "treasury method" for outstanding options and the "if converted" method for outstanding convertible notes. For the year ended March 31, 2010, potential dilutive securities had an anti-dilutive effect and therefore, were not included in the calculation of diluted net loss per common share.

CAPITALIZED INTEREST

Interest costs are capitalized while development is in progress.

STOCK-BASED COMPENSATION

The Company follows SFAS 123(R) ASC 718 which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their estimated fair values.  The Company recognizes the expense on a straight-line basis over the requisite service period, which is normally the vesting period.

We account for non-employee share-based awards in accordance with EITF No. 96-18 ASC 505 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

EMBEDDED CONVERSION FEATURE

The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.  If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates book value at March 31, 2011 and 2010 due to the short-term nature of these accounts.  The fair value of our debts with JP Morgan Chase Bank, N.A. also approximates book value due to the variable rate of interest charged.  The fair value of these loans does not materially differ from book value.  It is management’s opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values.  Occasionally, our cash deposits may exceed the FDIC insurable limit.

CORRECTION OF PRIOR PERIOD

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a non-cash adjustment for the year ended March 31, 2010 of $111,237 which served to reduce certain share-based compensation recorded in Selling, General and Administrative Expense and Additional Paid in Capital.  This non-cash adjustment resulted from incorrectly expensing options granted under the 2009 Non-Employee Directors Stock Incentive Plan.  The error arose because this Plan had not yet been approved by the shareholders of the Company at the time of the grant.  As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was material in relation to the current year, but not material to the year ended March 31, 2010.  Consequently, the March 31, 2010 balance sheet was adjusted to reflect the correction of this error.  In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.  The following table reflects the impact of the above error to the consolidated statements of operations as of and for the year ended March 31, 2010:

	As previously reported	Adjustments	Adjusted
Selling, general and administrative expense	$4,363,720	$111,237	$4,252,483
Net loss	$2,015,761	$111,237	$1,904,524
Loss per share – Basic and diluted	$.04	$.00	$.04

The impact on the Consolidated Balance Sheet as of March 31, 2010 was a reduction to Additional Paid-in Capital of $111,237 and a corresponding decrease in the accumulated deficit of the same amount.

NEW ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncement to have a significant impact on our results of operations, financial position or cash flow.

Intangibles — Goodwill and Other — In December 2010, the FASB issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The modified guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2010.

Business Combinations — In December 2010, the FASB updated guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented.  The updated guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

Fair Value Measurements and Disclosures — In January 2010, the FASB issued additional disclosure requirements for assets and liabilities held at fair value.  Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements.  This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements.  The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

2.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life of the assets when new:

	Estimated Useful Life	March 31, 2011	March 31, 2010
Land		$1,313,947	$1,313,947
Office buildings & warehouses	40	339,784	253,963
Improvements	40	539,622	146,609
Dock	40	4,228,648	978,325
Tanks, truck rack and piping	40	7,455,192	4,677,250
Equipment	5	15,346	15,346
Office equipment, software, packing equip. & tools	5 - 7	337,996	164,463
Construction in Process		365,713	2,439,698
Total property, plant and equipment		14,596,248	9,989,601
Less: accumulated depreciation		(1,053,363)	(528,186)
Net property, plant and equipment, net		$13,542,885	$9,461,415

The Company’s remaining useful life of major assets acquired with the Westwego and the Brunswick Terminals was based on an appraiser’s determination of a percent of useful life remaining for major assets as of the acquisition date.  Management applied this percentage to its determination as to the potential full useful life of each major asset to arrive at a useful life remaining.  Above ground steel storage tanks are designed for long lives and it is common for a storage tank to provide useful service for a period of 40 years or longer.

A summary of the ranges of remaining useful lives calculated for the Westwego and Brunswick Terminal assets when acquired are as follows:

Office buildings & warehouses	4 – 26 years
Improvements	4 – 20 years
Dock	25 - 40 years
Tanks and piping	6 – 40 years *1
Equipment	5 – 15 years
Office equipment, software, tools	5 years

*1  One storage tank was recorded with a remaining useful life of 37 years as it had been recently constructed as of December 2008 and the new ship dock and the three tanks constructed in late 2009 and early 2010 are recorded with a useful life of 40 years. The remainder of our tanks is recorded with a remaining useful life of between 6 and 12 years.

On April 14, 2011 the Company entered into an agreement with one of its vendors to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to the vendor.  As a result, the Company recorded a loss of $362,110 on the disposal of assets in April 2011.

Construction in Process projects as of the end of each fiscal year are recorded as assets when completed during the next current year.  A storage tank and the ship dock recorded as Construction in Process projects as of March 31, 2010 totaled approximately $2,440,000.  Construction in Process projects as of March 31, 2011 totaled approximately $365,713 and consists of a customer contract storage tank and piping improvement and a new truck loading facility.

Depreciation and amortization expenses related to property, plant and equipment totaled $565,102 and $346,047 for the year ended March 31, 2011 and the year ended March 31, 2010; respectively.

The Company capitalizes interest cost while Construction in Process projects are under construction.  During the year ended March 31, 2011 approximately $210,000 of interest was capitalized and for the year ended March 31, 2010, approximately $88,000 of interest was capitalized.

3.	ACQUISITION OF THE BRUNSWICK, GA STORAGE TERMINAL

On July 15, 2010, we acquired the 161,000 barrel Brunswick Terminal, including storage tanks and other improvements for $1,800,000.  The terminal consists of two 80,000 barrel leasable above ground storage tanks, and two 500 barrel leasable above ground storage tanks, an office building, a two-bay covered truck loading rack and other site improvements located on approximately 6.5 acres of land leased from the Georgia Ports Authority, including access to a shared ship dock.

We commissioned and obtained a leasehold valuation appraisal (the “Brunswick Terminal Appraisal”) from a third-party independent appraisal firm.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 “bargain purchase” gain for the difference, which is recorded in the Company’s consolidated statement of operations.

The following table sets forth the costs and final purchase price allocation related to the Brunswick Terminal acquisition.

Cost of the acquisition:
Cash paid from the proceeds of debt	$1,750,000
Cash paid from cash on hand	50,000
Gain on bargain purchase of asset	100,000
$1,900,000
Purchase price allocation:
Plant and Equipment	1,900,000
$1,900,000

Presented below are pro-forma consolidated statements of operations for the year ended March 31, 2011 and 2010, when considering the operating results of the Brunswick Terminal, if acquired as of April 1, 2009.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31, 2011	March 31, 2010
Revenue	$7,043,422	$4,388,122

Net income (loss)	$922,402	$(1,912,122)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.02	$(0.04)
DILUTED	$0.01	$(0.04)

Weighted average number of shares outstanding:
BASIC	54,616,489	52,750,676
DILUTED	65,817,436	52,750,676

4.	LOSS ON STORAGE TANK DISPOSAL

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

For the year ended March 31, 2011, we recorded a net gain of approximately $248,000 related to the disposal of assets.  These activities are primarily due to the demolition of six unused tanks at the Westwego Terminal to make way for future construction of larger tanks.  This activity resulted in a non-cash net loss of approximately $172,000.  Additonally, we recorded the receipt of $260,000 as a settlement payment from our pollution insurance carrier, a reduction in account payable invoices from our major subcontractor of approximately $168,000 and legal expenses of approximately $7,500, totaling a net gain of $420,187.  For the year ended March 31, 2010 we recorded a gain on disposal of asset of $255,188.

As of March 31, 2011, approximately $410,000 of liabilities related to this event is included in the current section of our consolidated balance sheet listed as Liabilities-disposal of asset.  As of March 31, 2010, this amount was approximately $617,000.

The insurance carrier reimbursements, our net repairs, cleanup, and our other expenses related to the tank leak incident in February 2009 are recorded as a gain or (loss) on disposal of assets to the extent that the loss was not recoverable through insurance.  The table below summarizes the cumulative activity related to this incident.

Description	COMBINED PERIODS	For the Year Ended March 31, 2011	For the Period February 2009 through the Year Ended March 31, 2010
Environmental: Clean up & mitigation expenses (including gain on account payable offset)	$(1,030,968)	$160,187	$(1,191,155)
Property: Tank disposal	(83,678)	-	(83,678)
Less: Insurance recovery	887,260	260,000	627,260
(Loss) Gain on Disposal of Asset	$(227,386)	$420,187	$(647,573)

Insurance recovery is shown net of a $275,000 deductible.

The underside of the tanks’ steel bottoms, related pumps and valves and the surrounding containment areas were damaged when they came in contact with the leaked sulfuric product during the remediation and cleanup process.  The tank bottom was replaced and we recognized a loss on disposal of tank totaling $83,678 for the year ended March 31, 2009.  There were no tank leaks in other periods presented.

In addition to the net gain of approximately $420,000 related to our leak incident, we also recorded a non-cash net loss of approximately $172,000 from the demolition of six unused storage tanks at the Westwego Terminal to make way for future construction of larger tanks.  These events resulted in a net gain of approximately $248,000 on the disposal of assets as shown in the consolidated statement of operations for the year ended March 31, 2011.

5.	LONG TERM DEBT AND RELATED PARTY NOTES PAYABLE

JP Morgan Chase loan agreements

In connection with the purchase of the Westwego Terminal in December 2008, BWNO entered into a credit agreement (the “Credit Agreement” or the “Loan”) with JPM to finance the purchase price of the storage terminal.  Beginning on April 30, 2009, we made monthly principal installments on the Loan, plus accrued monthly interest.  All unpaid principal and accrued and unpaid interest is finally due and payable on September 30, 2014.

The JPM Loan is secured by a mortgage on the Westwego Terminal property.  The JPM Credit Agreement includes customary events of default including, but not limited to, the failure of BWNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default, the JPM Loan will become due and payable automatically and without notice.

Since the original Credit Agreement and Loan, the Company entered into additional loan agreements with JPM on February 12, 2010 (which were both incorporated into an agreement on September 27, 2010), on June 24, 2010, on August 16, 2010, and on October 29, 2010.  With the October 29, 2010 agreement, we entered into the Fourth Amendment to Credit Agreement with JPM in the principal amount of $4,695,456 consolidating our previous loans as follows:

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

In January 2011, we requested and JPM approved a revised payment schedule.  Under the revised plan, the next six subsequent monthly payments were delayed approximately one month.

Related party loans

Notes Payable

In December 2008, we borrowed $125,000 and $100,000 from Ter Mast Beheer Utrecht, B.V. and Isaac Suder, respectively.  In January 2009 we borrowed $75,000 from No Logo Air, Inc.  On January 20, 2009, we entered into a loan and security agreement, effective January 1, 2009, with Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder, in the principal amount of $125,000, $75,000 and $100,000, respectively.  Ter Mast Beheer Utrecht, B.V. and No Logo Air, Inc. are each owned and controlled by Mathijs van Houweninge, a former director of the Company.  Isaac Suder is the father of Michael Suder, a director of the Company and its President and Chief Executive Officer.  Collectively, Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder are hereinafter referred to as the “Creditors”.

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

Convertible Notes

Relatives of the Company’s CEO participated in the private offering of convertible debt described below.  As of March 31, 2010 and 2011, the outstanding balance of these loans was $250,000.

Private Offering of Convertible Debt.

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes mature on October 15, 2011 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  During the year ended March 31, 2011 and 2010, we incurred $300,103 and $150,249, respectively in interest expense.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors accounted for $180,000 of the aggregate amount of convertible debt funds collected.

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and are being amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010 and the year ended March 31, 2011, we amortized approximately $114,000 and $249,000, respectively, of deferred financing cost.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company. This change in the conversion feature was evaluated under ASC 815-40. As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6.)

On June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2009 Convertible Promissory Note to amend its maturity date from October 15, 2011 to October 15, 2013.

As of June 24, 2011, the Company had received signed amendment agreements from an overwhelming majority of the note holders.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals.  The actual terms of the amendment are incorporated herein by reference to Section 4.13 on Page 1 of the Exhibit 10.2 to the Company’s 8-K filed with the SEC on February 18, 2010.  As of March 31, 2011, the maturity and conversion dates had not been extended.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes. The convertible notes mature on March 31, 2012 and have a stated annual interest rate of 10%. The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010. During the year ended March 31, 2011 and 2010, we incurred $175,000 and $0, respectively in interest expense. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors accounted for $70,000 of the aggregate amount of convertible debt funds collected.

In connection with the offering we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock valued at $171,340 based on the grant-date fair value of our common stock.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and will be amortized over the term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2010 and the year ended March 31, 2011, we amortized $0 and approximately $180,150, respectively, of deferred financing cost.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company. This change in the conversion feature was evaluated under ASC 815-40. As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

On June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2010 Convertible Promissory Note to amend its maturity date from March 31, 2012 to September 30, 2013.

As of June 24, 2011, the Company had received signed amendment agreements from an overwhelming majority of the note holders.

Future minimum payments as per the third party and related party loan agreements for the next five years and the total amount thereafter are as follows; if none of the convertible debt loans are extended and/or are converted into common shares of the company.

Year ending March 31,
2012	$6,022,719
2013	1,173,864
2014	1,173,864
2015	586,932
2016	0
Thereafter	0
$8,957,379

6.           EMBEDDED DERIVATIVE LIABILITY

As described in Note 5, the Company issued convertible notes in October 2009 and March 2010.  On March 28, 2011 the Company amended the notes to add a change of control provision. Under the amended agreement, the conversion price of the notes is reduced to $0.40 if they are converted in connection with or subsequent to a change of control. As a result of this change in the conversion price, the conversion feature is no longer indexed to the company stock and is therefore no longer afforded the exclusion under ASC 815, Derivatives and Hedging. Consequently, the embedded derivative must be bifurcated (divided) and recorded as a derivative liability on the face of the balance sheet. In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of operations.

October 2009 notes:
On the date of the amendment (March 28, 2011), the fair value of the derivative liability was $1,003,022, which was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 115.53%, risk free rate of 1.3%, an expected term of approximately seven months and a current stock price of $0.50.

At the end of this reporting period (on March 31, 2011), the fair value of the derivative liability was $705,422, which resulted in a non-cash gain of $297,600.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 117.42%, risk free rate of 1.0%, an expected term of approximately seven months and a current stock price of $0.42.

March 2010 notes:
On the date of the amendment (March 28, 2011), the fair value of the derivative liability was $898,030, which was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 137.49%, risk free rate of 1.3%, an expected term of approximately one year  and a current stock price of $0.50.

At the end of this reporting period (on March 31, 2011), the fair value of the derivative liability was $692,489, which resulted in a non-cash gain of $205,541.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 138.51%, risk free rate of 1.0%, an expected term of approximately one year and a current stock price of $0.42.

The Company recorded an aggregate gain of $503,141 as a result of these two transactions.

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of March 31, 2011:

	TOTAL		LEVEL 1		LEVEL 2	LEVEL 3
LIABILITIES
	$705,422	$		$		$705,422
2009 Loan convertible option liability
	$692,489	$		$		$692,489
2010 Loan convertible option liability

TOTAL	$1,397,911	$		$		$1,397,911

8.	INVESTMENT IN SAFELAND STORAGE, LLC.

On June 26, 2008, we purchased a seven percent (7%) interest in Safeland Storage L.L.C. for $1,500,000.  The investment in Safeland was to facilitate our acquisition of 435 acres of land in the town of Garyville, Louisiana for a purchase price of $20,500,000; where we planned to build and develop a storage terminal.  However, due to economic conditions at the time, the closing on the land did not take place.

During the year ended March 31, 2009, we evaluated our investment in Safeland for impairment.  Safeland’s principal asset was the property located in Garyville, LA.  At the time of our evaluation, the property was valued at approximately $7,760,000; therefore, our 7% share was valued at about $543,200.  This amount was discounted approximately 25% to reflect our minority management interest and we recorded an impairment charge of $1,092,600.  On September 4, 2009, we redeemed our seven percent (7%) interest in Safeland for $325,000, which resulted in an additional impairment charge of $82,400 in our consolidated statement of operations for the year ended March 31, 2010.

9.	STOCK-BASED COMPENSATION

In May and June 2008, we granted 821,036 shares of common stock for management services and legal services with a grant-date fair value of $1,726,160 and $200,000, respectively.  The shares granted for legal services vested immediately and were expensed.  The shares granted for management services vest over a period of twenty months. For the year ended March 31, 2011 and 2010, we expensed $27,950 and $474,868, respectively related to these grants.

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

In January 2009, we granted 2,283,278 shares of common stock to certain managers as compensation.  These shares were valued at $0.29 per share as of the January 2009 grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $57,272 related to these grants.  For the year ended March 31, 2010 we expensed $217,673 related to these grants and for the year ended March 31, 2011 we expensed $219,956 related to these grants.

In January 2009, we issued 150,000 shares of common stock to the Company’s Chief Financial Officer as compensation.  The shares were valued at $0.29 per share as of the grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the Chief Financial Officer is employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $3,763 related to this grant.  For the year ended March 31, 2010 we expensed $14,300 related to these grants and for the year ended March 31, 2011 we expensed $14,450 related to these grants.

In March 2009, we issued 3,000,000 shares of common stock to certain managers of the Company as compensation.  The shares were valued at $0.11 per share as of the grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  During the period December 23, 2008 through March 31, 2009, we expensed $12,618 related to these grants.  For the year ended March 31, 2010 we expensed $112,411 related to these grants and for the year ended March 31, 2011 we expensed $115,412 related to these grants.

On December 8, 2009 the Board of Directors of the Company amended all of the restricted share grants to management (discussed above) to change the vesting to January 1, 2012. The fair value of the affected options immediately after the amendment was compared to the fair value immediately prior to the amendment, and the incremental increase in fair value is being recognized over the remaining service period, which is equal to the vesting period.

On April 1, 2009, we granted 2,823,528 shares of stock options with a grant-date fair value of $435,274 to four directors.  These options vested immediately and were expensed.  The exercise price for the stock options was based on the Company’s closing stock price on the date of grant which was $0.17.  For the year ended March 31, 2010 we expensed $435,274 related to these options.

The grant-date fair value for the April 1, 2009 stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions:

Exercise Price	$0.17
Expected Term	5
Expected Volatility	149%
Risk-Free Interest rate	1.79
Expected Dividend Distributions	N/A

The Company uses the simplified method for Expected Term, in accordance with the Staff Accounting Bulletin # 107 as appropriate.

Pertaining to the April 2009 stock option grants to directors, in September 2010 the Board of Directors of the Company passed a resolution to amend, modify and extend the exercise time period for vested outstanding options as per Section 6.6 (a) of the 2008 Incentive Plan and Section 9 (b) of each director’s Option Grant document to be exercisable until January 1, 2012.  This amendment and modification triggered the Company to recalculate the stock options’ valuation using a Black-Scholes option valuation model.  The result was the Company recorded an expense of $202,230 due to this amendment and modification.

The grant-date fair value for these amended stock options was estimated using a Black-Scholes option valuation model which incorporated the following assumptions:

Exercise Price	$0.17
Expected Term	1.3
Expected Volatility	203%
Risk-Free Interest rate	0.25
Expected Dividend Distributions	N/A

The Company uses the simplified method for Expected Term, in accordance with the Staff Accounting Bulletin # 107 as appropriate.

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

In September 2010, we issued 304,255 shares of common stock to certain managers and directors of the Company as compensation.  The shares were valued at $0.30 per share as of the grant date and vested immediately for the directors; and for the managers, the vesting date was set to be January 1, 2012.  For the year ended March 31, 2011 we expensed $21,602 related to these grants for managers and $39,119 related to these grants for directors.

In November 2010, we issued 54,125 shares of common stock to certain managers of the Company as compensation.  The shares were valued at $0.63 per share as of the grant date and the vesting date was set to be January 1, 2012.  For the year ended March 31, 2011 we expensed $12,415 related to these grants.

On May 19, 2010, the Company entered into an investor relations agreement with Malcolm McGuire & Associates, L.L.C. (“McGuire) and amended the agreement on June 11, 2010.  These agreements require the Company to grant McGuire the option to purchase 100,000 shares of restricted common stock at an exercise price of $0.50 per share.  The options vested on November 20, 2010 and may be exercised by McGuire at any time after vesting date and prior to November 20, 2015.  Related to these options the Company recorded an expense of $60,854.  The agreement with McGuire also requires the Company, beginning in June 2010 and every month for a six month period, to issue 2,500 shares of the Company’s restricted common stock.  The initial six-month time period was allowed to extend.  Through March 31, 2011, McGuire received 25,000 shares of the Company’s restricted common stock, and the Company recorded an expense in the amount of $11,575.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 1, 2008	—	$—
Granted	20,000	2.00	7.01
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2009	20,000	$—	7.01
Granted	2,823,528	0.15	8.01
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2010	2,843,528	$0.16	8.09
Granted	100,000	0.50	4.64
Exercised
Forfeited
Outstanding at March 31, 2011	2,943,528	0.18	2.69
Exercisable at March 31, 2011	2,943,528	$0.18	2.69

As of March 31, 2011, there was approximately $461,729 of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the 2008 Plan.  That cost is expected to be recognized over the next 9 months.  As of March 31, 2011, outstanding options had an aggregate intrinsic value of $705,882.

10.	EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation between basic earnings per share ("EPS") and diluted earnings per share for the year ended March 31, 2011:

	For the Year Ended March 31, 2011
		Weighted Average	Earnings
	Income (loss)	Number of Shares	per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$1,003,842	54,616,489	$0.02

Effect of Dilutive Securities:
Options		1,698,881

October 2009 Convertible Debt	(132,260)	6,002,066

March 2010 Convertible Debt	(210,690)	3,500,000

Diluted EPS
Net income + assumed conversions	$660,892	65,817,436	$0.01

Options to purchase 20,000 shares of common stock at $2.00 per share and 100,000 shares of common stock at $0.50 per share were outstanding during the year ended March 31, 2011 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

11.	CONCENTRATION OF RISK

Concentrations of customers in the terminalling industry may impact our overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. We market and sell our services to a broad base of customers and perform ongoing credit evaluations of our customers.

As of March 31. 2011, the Company maintained its cash balances at one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000 per institution.  Occasionally, our cash deposits may exceed the FDIC insurable limit.

As of May 2011, one customer accounted for approximately 28% of total revenue. In addition, for the year ended March 31, 2011, approximately 90% of our revenues were derived from five major customers.  Our largest customer accounted for approximately 28% of our total 2011 revenues.  Each of the other four customers accounted for 10% or more of our 2011 revenues.

12.	OTHER INCOME

In December 2010, the Company recorded a net gain of approximately $140,000 related to the Company’s award of a Louisiana Quality Jobs incentive grant based on our asset investment at the Westwego Terminal.  These funds were received by the Company in April 2011.  Additionally, in March 2011 the Company recorded a net gain of approximately $48,000 related to the Company’s award of a Louisiana incentive program related to employment increases at the Westwego Terminal.  These funds are expected to be received during the Company’s 2012 first fiscal quarter.  As of March 31, 2011, receivables related to these awards were recorded as Receivables-other in the consolidated balance sheet.

13.	PROVISION FOR INCOME TAXES

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

	2011	2010
Deferred tax liabilities
Fixed assets	$1,488,738	$150,378
Derivative liability	196,225	-
	1,684,963	150,378
Deferred tax assets
Stock-based compensation	999,888	839,293
Accounts receivable	90,398	179,306
Charitable contributions	1,434	1,024
Intangible assets	7,705	6,455
Net operating loss carryforwards	3,124,657	2,059,161
	4,224,082	3,085,239
Valuation allowance	(2,539,119)	(2,934,861
Deferred income taxes, net	$—	$—

At March 31, 2011, we had approximately $8 million of operating loss carryforwards. The net operating loss carryfowards would begin to expire in 2028.  Some of our net operating losses may be limited by section 382 of the Internal Revenue Code due to the change in control that occurred in March of 2008. Statement of Financial Accounting Standards No. 109, Accounting for Income taxes, (SFAS 109) specifies that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will be realized. Accounting rules require that more restrictive criteria be used to consider the book value of deferred assets in instances in which a company has not demonstrated an ability to generate taxable income.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any net operating loss carryforwards.  Because there is some uncertainty as to the Company’s ability to generate future taxable income, net operating loss carryforwards have been fully reserved.

Management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability. The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, as necessary. We have not recorded any adjustment to our financial statements as a result of this interpretation.  We have tax years 2004 through 2010 remaining subject to examination by various federal and state tax jurisdictions, as applicable.

14.	SUBSEQUENT EVENTS

On April 14, 2011 the Company entered into an agreement with one of it vendors to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to the vendor.  As a result, the Company recorded a loss of $362,110 on the disposal of assets in the amount of $362,110 in April 2011.

On May 10, 2011, former director Christopher Wilson, gave notice to the Company of his intent to exercise the 705,882 options granted to him in 2009, in a cashless exercise transaction.  This cashless option exercise transaction resulted in Mr. Wilson surrendering 196,722 shares; determined by the stated exercise amount of $120,000 (exercise per share price of $0.17 for the 705,882 options granted to him in 2009), divided by the value of the Company’s common stock share price on May 10, 2011 of $0.61, the date of exercise.  After surrendering the 196,722 shares, Mr. Wilson received 509,160 common shares.

On June 6, 2011, the Company granted an aggregate of 298,000 shares of restricted common stock to certain managers of the Company as compensation.  The shares were valued at $0.60 per share as of the grant date and the vesting date was set to be January 1, 2015. The grant-date fair value of $178,800 will be recognized ratably monthly over the vesting period.

On June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2009 Convertible Promissory Note (the “2009 Notes”) and the 2010 Convertible Promissory Note (the “2010 Notes) to amend their respective maturity dates to:

For the 2009 Notes, from October 15, 2011 to October 15, 2013.

For the 2010 Notes, from March 31, 2012 to September 30, 2013.

As of June 24, 2011, the Company had received signed amendment agreements from an overwhelming majority of the note holders.

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

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC due to a material weakness noted below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

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

Under the supervision and with the participation of our management, including the CEO, CFO and Audit Committee, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  In its evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the criteria described above, management and our Audit Committee have concluded that, as of March 31, 2011, our internal control over financial reporting were not effective.  Our controls were determined to be not effective due to adjustments proposed by our auditors relating to accounting for conversion features embedded in the Company’s convertible debt notes.

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

Name	Age	Office
Michael D. Suder	56	President and Chief Executive Officer and Director
Donald St.Pierre	54	Chief Financial Officer
Dale T. Chatagnier	49	Chief Operating Officer and Secretary
Francis A. Marrocco	49	Chief Commercial Officer

Michael D. Suder.  Mr. Suder has been the Chief Executive Officer and a director of the Company since May 7, 2008, and our President since August 18, 2008.  From September 2005 through 2007, Mr. Suder was the director of new business development for LBC Tank Terminals. Prior to that time, from 2001 through 2005, Mr. Suder was the general manager of Kinder Morgan Energy Partners LP's lower Mississippi River region.  Prior to his tenure with Kinder Morgan, Mr. Suder was the President/COO of Delta Terminal Services, Harvey, Louisiana from 1995 through December 2000.  Mr. Suder holds a B.A. degree from George Washington University in Washington, D.C.

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

Francis A. Marrocco.  Mr. Marrocco has been our Chief Commercial Officer since May 2008.  At Kinder Morgan Terminals, from 2000 to 2008, Mr. Marrocco held the position of Northeast Regional Vice President managing all New York Harbor Operations and Business Development.  Prior to Kinder Morgan, Mr. Marrocco was responsible for commercial development at Delta Terminal Services in Harvey, Louisiana.  Mr. Marrocco has earned an Associate’s Degree from Thomas Edison State College in New Jersey.

The Board and Board Committees

Board of Directors.  The former board of four directors met eight times during the fiscal year, from April 2010 through September 2010.  Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities.  During the fiscal year ended March 31, 2011, each incumbent director attended 100% of the total number of meetings of our Board of Directors and meetings of committees of our Board of Directors of which the director was a member.  We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

From April 1, 2010 through September 2, 2010 our Board of Directors has determined that Herbert N. Whitney, Christopher Wilson and Mathijs van Houweninge currently met the independence requirements and standards currently established by the Nasdaq Stock Exchange and applicable Securities and Exchange Commission (“SEC”) regulations.

At the Company’s Annual Shareholder’s Meeting held on September 2, 2010, only one person was renominated and elected to serve on the Company’s Board of Directors, the Company’s current Chief Executive Officer (the “CEO”).  As a result, the CEO is currently the only member of the Company’s Disclosure, Compensation and Audit Committee.  The CEO has stated that he will appoint members to the Company’s Board of Directors and to its various committees within the coming months.

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

Audit Committee.  From April 1, 2010 through September 2, 2010 we had a separately-designated Audit Committee (which is formed in compliance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”).  No member of the Board of Directors or the Audit Committee qualified as an “audit committee financial expert.”  The board did not believe that any of our former directors had the qualifications or experience to be considered a financial expert.  However, the members of the Board of Directors individually and collectively had vast educational and business financial experience and training.  At this time no qualified candidates have been identified and there can be no assurance that we can attract and retain an independent director to act as our qualified financial expert.

The Audit Committee is organized to assist the Board by overseeing the performance of the independent auditors and the quality and integrity of Blackwater’s internal accounting, auditing and financial reporting practices.  The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee operates under a written charter.  During the fiscal year ending March 31, 2011 the Audit Committee met one time.

Compensation Committee.  We do not have a separately-designated Compensation Committee as each member of our Board of Directors participates in making recommendations to the Board of Directors concerning salaries and incentive compensation for our officers and employees, and our entire Board of Directors administers the Blackwater Midstream 2008 Incentive Plan.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during fiscal year ending March 31, 2011 Michael D. Suder filed two reports that were not timely, Dale Chatagnier filed two reports that were not timely, Francis (Frank) Marrocco filed five reports that were not timely, Donald St.Pierre filed five reports that were not timely, Mathijs van Houweninge filed one report that was not timely, Herbert Whitney filed one report that was not filed timely, and Christopher Wilson filed one report that was not filed timely.  Otherwise, based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and other beneficial owners of greater than 10% of our common stock were complied with during the current fiscal year.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, our three other most highly compensated executive officers during the last two completed fiscal years and during the fiscal year ended March 31, 2011, and for other persons who acted as Chief Executive Officer during the fiscal year ended March 31, 2009, but were not employed by us at year end.

Name and Position	Fiscal Year Ending	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compen- sation ($)		Total Compen- sation ($)
Michael D. Suder,	2009	275,000		1,454,730	0	0	0	149,000	(4)	1,878,730
President and Chief	2010	300,000	35,000	0	0	0	0	32,500	(4)	367,500
Executive Officer (2)(3)	2011	300,000	43,667	22,490	0	0	0	6,000	(4)	372,157
Christopher A. Wilson,	2009	0	0	200,000	40,000	0	0	150,000	(6)	390,000
Chairman of the Board,	2010	0	0	0	0	0	0	0		0
Chief Executive Officer, President,	2011	0	0	0	0	0	0	0		0
Sec. Treas. & CFO (5)
Donald St.Pierre,	2009	79,167	0	98,500						177,667
Chief Financial Officer (7)(8)	2010	100,000	10,000	0						110,000
	2011	100,000	6,000	18,788						124,788
Dale T. Chatagnier,	2009	206,250	0	534,350						740,600
Chief Operating Officer	2010	225,000	35,000	0						260,000
and Secretary (2)(9)	2011	225,000	17,500	22,490						264,990
Francis Marrocco,	2009	197,917	0	674,952						872,869
Chief Commercial	2010	237,500	40,000	0						277,500
Officer (7)(10)	2011	237,500	22,500	22,490						282,490

(1)    No bonuses were paid to our named executive officers during the fiscal year ended March 31, 2009; however, bonuses in the amount of $120,000 were paid during the fiscal year ended March 31, 2010 and $89,667 were paid in the fiscal year ended March 31, 2011.

(2)   Employment began May 2008.

(3)    Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share and with an original vesting date on January 1, 2010, only if Mr. Suder is employed by us on such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, with an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Suder is employed by the Company on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 15,000 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.

(4)    Includes $29,000 in compensation paid to Mr. Suder during the year ended March 31, 2009 for his services as a member of the Board of Directors as well as stock options valued at $120,000 that were issued to Mr. Suder on April 1, 2009 for his such services; and includes $32,500 in compensation paid to Mr. Suder during the year ended March 31, 2010 and $6,000 in compensation paid during the year ended March 31, 2011for his services as a member of the Board of Directors.

(5)    Mr. Wilson served in such positions from May through August 2008.  On May 7, 2008 the Board of Directors granted Mr. Wilson (i) 20,000 shares of nonqualified common stock options with an exercise price of $2.00 per share, and (ii) 100,000 shares of restricted common stock at $2.00 per share.  In December 2010, Mr. Wilson donated 60,000 shares of common stock, granted to him during the fiscal year ending 2009.  “All Other Compensation” does not include an aggregate of $17,889 paid to the law firm of Wilson, Haglund & Paulson, PC for legal services rendered during the fiscal year.  Mr. Wilson is a partner in Wilson, Haglund & Paulson, P.C.

(6)    Includes $30,000 in compensation paid to Mr. Wilson for his services as a member of the Board of Directors as well as stock options valued at $120,000 that were issued to Mr. Wilson on April 1, 2009 for his such services.

(7)   Employment began June 2008.

(8)    Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  Each such grant’s original vesting was according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. St.Pierre is employed by us on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 9,125 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.

(9)    Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share on such date with an original vesting date on January 1, 2010, only if Mr. Chatagnier is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii)750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date.  The shares referenced in items “ii” and “iii”, immediately preceding, had an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Chatagnier is employed by the Company on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 15,000 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.

(10)    Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date with an original vesting date on January 1, 2010 if Mr. Marrocco is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) and 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, had an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Marrocco is employed by the Company on such dates, respectively. On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 15,000 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.

For a description of the material terms of employment agreements with our named executive officers, see “Executive Compensation—Employment Agreements.”

Outstanding Equity Awards at Fiscal Year Ended March 31, 2011

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of March 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael D. Suder	0	0	705,882	(1)	$0.17	4/1/2019	0	0	2,861,053	(2)	1,597,220

Donald St. Pierre	0	0	0		0	0	0	0	702,590	(3)	117,288

Dale T. Chatagnier	0	0	0		0	0	0	0	1,409,328	(4)	556,839

Francis Marrocco	0	0	0		0	0	0	0	1,409,328	(5)	697,442

(1)           Such options are fully vested and are exercisable at $0.17 per share, the closing price of the common stock on April 1, 2009, the date that such options were issued.  Mr. Suder received this compensation as a director as well as for his services as an executive officer of the Company during the fiscal year ending March 31, 2009.

(2)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share as of such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date;(iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, “iii” “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Suder is employed by the Company on such date.

(3)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iii) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (iv) 9,125 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, ”iii” and “iv” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. St.Pierre is employed by the Company on such date.

(4)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share as of such date and; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date, (iv) 43,465 shares of restricted common stock granted on September 1, 2010,,valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, “iii”, “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Chatagnier is employed by the Company on such date.

(5)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date, (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.   The shares referenced in items “i”, “ii”, “iii”, “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Marrocco is employed by the Company on such date.

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

Employment Agreements

Employment Agreement with Michael D. Suder

We are a party to an employment agreement with Michael D. Suder, our Chief Executive Officer and President, which expires on April 30, 2013.  The agreement provides for a base annual salary of $300,000 and allows Mr. Suder to participate in any of the Company’s executive benefit plans.  Pursuant to the agreement, Mr. Suder was entitled to 480,690 shares of the Company’s common stock at a purchase price of $.001 per share.  Pursuant to the agreement, the Company granted Mr. Suder common stock purchase options to acquire 1,321,898 shares of the Company’s common stock at an exercise price of $2.00 per share.  In December 2008, Mr. Suder voluntarily cancelled the 1,321,898 common stock purchase options acquired pursuant to the agreement and received 1,321,898 shares of common stock from the Board at no additional consideration.

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

Employment Agreement with Dale T. Chatagnier

We are a party to an employment agreement with Dale T. Chatagnier, our Chief Operating Officer, which expires on May 13, 2013, and automatically renews for successive periods of one year after May 13, 2013, unless either party gives notice to the other party that such party desires to terminate the agreement.  The agreement provides for a base annual salary of $225,000 and allows Mr. Chatagnier to participate in any of the Company’s executive benefit plans.  Pursuant to the agreement, Mr. Chatagnier was entitled to purchase 120,173 shares of the Company’s common stock, pursuant to the 2008 Plan, at a purchase price of $.001 per share.  Pursuant to the agreement, the Company granted Mr. Chatagnier 480,690 common stock purchase options at an exercise price of $2.60 per share.  In December 2008, Mr. Chatagnier voluntarily cancelled his common stock purchase options acquired pursuant to the agreement and received 480,690 shares of common stock from the Board at no additional consideration.

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

Employment Agreement with Francis Marrocco

We are a party to an employment agreement with Francis Marrocco, our Chief Commercial Officer, which expires on May 13, 2013, and automatically renews for successive periods of one year after May 13, 2013, unless either party gives notice to the other party that such party desires to terminate the agreement.  The agreement provides for a base annual salary of $237,500 and allows Mr. Marrocco to participate in any of the Company’s executive benefit plans. Pursuant to the agreement, Mr. Marrocco was entitled to purchase 120,173 shares of the Company’s common stock, pursuant to the 2008 Plan, at a purchase price of $.001 per share.  Pursuant to the agreement, the Company granted Mr. Marrocco 480,690 common stock purchase options at an exercise price of $3.77 per share.   In December 2008, Mr. Marrocco voluntarily cancelled his common stock purchase options acquired pursuant to the agreement and received 480,690 shares of common stock from the Board at no additional consideration.

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

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause, each as of March 31, 2011, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Cash Severance
Michael D. Suder	Up to $150,000
Dale T. Chatagnier	Up to $112,500
Francis Marrocco	Up to $118,750

We are obligated to pay Mr. Suder the above sum if he resigns for good reason.  We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause, or in the event of death or disability, other than the payment of accrued but unpaid annual salary and vacation time, and reimbursement of business expenses.  If employment of the above-named executives is terminated by reason of death or disability, the heirs of the deceased shall, in certain circumstances, be entitled to continue to participate in certain employee benefits plans.  A change in control does not affect the amount or timing of these cash severance payments.

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of March 31, 2011, the following individuals would be entitled to accelerated vesting of their outstanding stock options and common stock awards described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason (1)		Value of Equity Awards: In Connection With a Change in Control
Michael D. Suder	$1,498,113	(2)	$1,498,113
Dale T. Chatagnier	$591,918	(3)	$591,918
Francis Marrocco	$591,918	(3)	$591,918

(1)           The market price of our common stock on the OTCBB on March 31, 2011 was $0.42 per share

(2)           Includes 2,861,053 shares of restricted common stock and 705,882 common stock purchase options.

(3)           Includes 1,409,328 shares of restricted common stock.

DIRECTOR COMPENSATION

Summary of Director Compensation

At the June 2010 meeting of the Company’s Board of Directors, the Board increased the number of director seats from four to five.  The Board also revised the director compensation payments, applicable to the next Board of Directors to be elected in September 2010, to be $20,000 per year to each non-employee director, paid in September of each year for their future period of service from September through August.  The board additionally approved that no fees would be paid for attending or participating in any Board of Director or committee meeting, whether in person or by other means.

Prior to the September 2010 revised director compensation terms, each member of the Board of Directors was paid a fee of $25,000 as of August 1.  Each director was also paid $1,000 for participating in person in board and committee meetings and $500 for participating in board and committee meetings via teleconference.

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

On December 7, 2009, the Board of Directors of the Company authorized and approved the 2009 Non-Employee Directors Stock Incentive Plan.  The Plan would have allowed non-employee directors to receive up to an aggregate amount of stock options, not to exceed 2,000,000 shares, of the common stock of the Company.  The Plan also established a vesting schedule and other terms and conditions.  The Plan needed to be ratified by the Company’s Shareholders at the next annual shareholders meeting.  At the next annual shareholders meeting held on September 2, 2010, the shareholders did not approve the 2009 Non-Employee Directors Stock Incentive Plan.

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

On September 1, 2010 the Board of Directors granted each of the three non-employee directors, pursuant to the Company’s 2008 Incentive Plan: 43,465 shares of restricted common stock with a share price of $0.30 per share, which vested immediately.

Each director is personally responsible for their personal income taxes as a result of the above-referenced awards. Our directors are not precluded from serving us in any other capacity and receiving compensation therefore.

The following table summarizes compensation that our directors received during the fiscal year ending March 31, 2009, March 31, 2010 and March 3, 2011 for services as members of our Board of Directors.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
Christopher A Wilson:	2009	$30,000	$0	$120,000	(2)	0	0	0	(1)	$150,000
	2010	$33,000	$0	$0		0	0	0	(1)	$33,000
	2011	$7,000	$13,039	$0		0	0	0	(1)	$20,039
Michael D. Suder:	2009	$29,000	$0	$120,000		0	0	0		$149,000
	2010	$32,500	$0	$0		0	0	0		$32,500
	2011	$6,000	$0	$0		0	0	0		$6,000
Herbert N. Whitney:	2009	$30,000	$0	$120,000		0	0	0		$150,000
	2010	$33,000	$0	$0		0	0	0		$33,000
	2011	$7,000	$13,039	$0		0	0	0		$20,039
Mathijs van Houweninge:	2009	$29,500	$0	$120,000		0	0	0		$149,500
	2010	$33,000	$40,000	$0		0	0	0		$73,000
	2011	$6,500	$13,039	$0		0	0	0		$19,539

(1)      Does not include $17,889 paid to the law firm of Wilson, Haglund & Paulson, PC for legal services rendered during the fiscal year.  Mr. Wilson is a partner in Wilson, Haglund & Paulson, P.C.

(2)       In December 2010, Mr. Wilson donated 60,000 shares of common stock, granted to him during the fiscal year ending 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 24, 2011, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s directors and former directors, (iii) each of the Company’s executive officers, and (iv) the Company’s executive officers, directors and 5% beneficial owners as a group.  Except as otherwise set forth in the notes to the table, the business address of each shareholder is c/o the Company, 660 LaBauve Drive, Westwego, Louisiana 70094.  Information provided as to 5% shareholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Michael D. Suder, CEO & Director	3,697,785	(2)	6.57%
Donald St.Pierre, CFO	794,465		1.43%
Dale T. Chatagnier, COO	1,507,828		2.71%
Francis (Frank) Marrocco, CCO	1,507,550		2.71%
Mathijs van Houweninge, Former Director	1,847,368	(3)	3.28%
Christopher A. Wilson, Former Officer and Director	612,625	(4)	1.10%
Herbert N. Whitney, Former Director	749,347	(5)	1.33%
Philip Oliver Tracy, Shareholder	3,625,000	(6)	6.46%
Douglas Wu, Shareholder	4,806,000		8.64%
All executive officers, directors and 5% beneficial owner as a group (9 persons)	19,147,968		32.88%

(1)  Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of June 10, 2011 are deemed outstanding.

Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.  The percentage of beneficial ownership is based on 55,606,774 shares of Common Stock outstanding as of June 10, 2011.

(2) Includes (i) 2,991,903 shares of common stock and (ii) options to purchase 705,882 shares of common stock.

(3)  Includes (i) 1,141,486 shares of common stock and (ii) options to purchase 705,882 shares of common stock.

(4)  Includes (i) 592,625 shares of common stock (which is shown net of 60,000 shares of common stock that Mr. Wilson donated in December 2010), (ii) options to purchase 20,000 shares of common stock.

(5)  Includes (i) 43,465 shares of common stock, (ii) options to purchase 705,882 shares of common stock.

(6)  Includes (i) 3,125,000 shares of common stock, (ii) the ability to convert loans at $0.40 per share into 500,000 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Board of Directors approved the 2008 Incentive Plan on May 7, 2008.  The 2008 Incentive Plan was amended by our Board of Directors in February 2009 to allow for a maximum of 2.5 million shares of common stock to be issued to any single individual employee within any calendar year.  It was again amended on April 14, 2009 to increase the number of shares available for issuance pursuant to it from the greater of: (i) (a) 15% of the number of issued and outstanding shares of common stock as of the first day of the then-current fiscal quarter of the Company, or (b) 5,000,000 shares, to (ii) (x) 17.5% of the number of issued and outstanding shares of common stock as of the first day of the then-current fiscal quarter of the Company, or (y) 5,000,000 shares.  At our annual meeting of stockholders held on May 4, 2009, holders of our common stock as of March 26, 2009 ratified and approved the 2008 Plan as amended.  In September 2010 the Board of Directors of the Company passed a resolution to amend, modify and extend the exercise time period for vested outstanding options as per Section 6.6 (a) of the 2008 Incentive Plan to be exercisable until January 1, 2012.  In March 2010 the Board of Directors of the Company passed a resolution permitting a cashless exercise transaction as a method of payment for the exercise of stock options on options granted in April 2009.

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, as of June 24, 2011.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,843,528	$0.16	—

Total	2,843,528	$0.16

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

In December 2008, we borrowed $125,000 and $100,000 from Ter Mast Beheer Utrecht, B.V. and Isaac Suder, respectively, and recorded the receipt of these funds as a current liability; in advance of agreeing to loan terms and security agreements.  In January 2009 we borrowed $75,000 from No Logo Air, Inc. and recorded the receipt of these funds as a current liability.  On January 20, 2009, we entered into a loan and security agreement, effective January 1, 2009, with each of Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder, in the principal amount of $125,000, $75,000 and $100,000, respectively.  Ter Mast Beheer Utrecht, B.V. and No Logo Air, Inc. are each owned and controlled by Mathijs van Houweninge, a director of the Company at that time, Isaac Suder is the father of Michael Suder, a director of the Company and its President and Chief Executive Officer.  Collectively, Ter Mast Beheer Utrecht, B.V., No Logo Air, Inc. and Isaac Suder are hereinafter referred to as the "Creditors".

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

Related parties participated in both our September 2009 Offering and our January 2010 Offering.  The following table summarizes the related party participation:

OFFERING	INVESTOR	AMOUNT	RELATIONSHIP
September 2009	Frances Suder	$50,000	Mother (deceased) to Michael Suder, CEO & Director
September 2009	Jonathan Suder	100,000	Brother to Michael Suder, CEO & Director
September 2009	Nicolle Suder	30,000	Sister to Michael Suder, CEO & Director
January 2010	Isaac Suder	50,000	Father of Michael Suder, CEO & Director
January 2010	Nicolle Suder	20,000	Sister to Michael Suder, CEO & Director
	TOTAL	$250,000

The Company does not currently have a procedure for the review, approval or ratification of any related party transaction.

Item 14.  Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP has served as our independent auditors since October 8, 2008.  Aggregate fees billed by MaloneBailey, LLP as an independent registered public accounting firm, during the fiscal years ended March 31, 2010 and March 31, 2011 are as follows:

	MaloneBailey LLP, Fiscal Year-Ended March 31, 2011	MaloneBailey LLP, Fiscal Year-Ended March 31, 2010
Audit Fees	$30,000	$67000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$30,000	$67,000

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

All Other Fees —During the years ended March 31, 2010 and 2011 MaloneBailey, LLP did not incur any fees for other professional services.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

A (1) Financial statements filed as part of this report:

Consolidated balance sheets as of March 31, 2011 and March 31, 2010,

Consolidated statements of operations for the year ended March 31, 2011and for the year ended March 31, 2010,

Consolidated statements of stockholders’ equity for the period March 31, 2010 through March 31, 2011,

Consolidated statements of cash flows for the year ended March 31, 2011and for the year ended March 31, 2010.

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
10.27
Purchase and Sale Agreement by and between the Company and NuStar Terminals Operations Partnership, L.P. dated April 1, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2010)

10.28
Form of Line of Credit Note, Continuing Security and Amendment to security Agreement with JPMorgan Chase Bank, N.A, dated June 24, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2010.).

10.29
Loan agreements and the Second Amendment to Credit Agreement, dated June 30, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2010).

10.30
Form of Line of Credit Note, Continuing Security Agreement with JP Morgan Chase Bank, N.A. dated August 16, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on August 19, 2010).

10.31
Form of Term Note and Third Amendment to the Credit Agreement, with JP Morgan Chase Bank, N.A. dated September 27, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on September 29, 2010).

10.32
Loan agreements and the Fourth Amendment to Credit Agreement, dated October 29, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010).

10.33
Completion of acquisition and entry into asset purchase agreement, dated July 15, 2010 by and between Blackwater Georgia, LLC and NuStar Terminals Operations Partnership L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010).

10.34
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011.)

10.35	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2011.)
10.36	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2011.)
21.1	Subsidiaries of the Registrant
23.1	Consent of Malone & Bailey, PC independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June 2011.

BLACKWATER MIDSTREAM CORP.

(Registrant)

By:	/s/ MICHAEL D. SUDER
Michael D. Suder
Chief Executive Officer

Date June 28, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL D. SUDER	Chief Executive Officer and Director	June 28, 2011
Michael D. Suder

/S/ HERBERT WHITNEY	Director	June 28, 2011
Herbert Whitney

/S/ WILLIAM WEIDNER	Director	June 28, 2011
William Weidner

/S/ WILLIAM GORE	Director	June 28, 2011
William Gore

/S/ PHILIP OLIVER TRACY	Director	June 28, 2011
Philip Oliver Tracy

/S/ DONALD ST.PIERRE	Chief Financial Officer	June 28, 2011
Donald St.Pierre