Form 10-Q
period 2011-06-30
Blackwater Midstream Corp.
filed 2011-08-12
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________

FORM 10-Q

_______________________________________________________
   (Mark One)
☒          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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
As of August 10, 2011, there were 55,611,774 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	MARCH 31,
	2011	2011

ASSETS

CURRENT ASSETS:
Cash	$58,257	$ 51,386
Receivables-trade	405,658	196,424
Receivables-other	-	208,600
Current portion of deferred financing charges	-	314,913
Prepaid expenses and other current assets	187,452	191,533
Total current assets	651,367	962,856

Long-term portion of deferred financing charges	-	-
Property, plant, equipment, net	13,198,136	13,542,885

TOTAL ASSETS	$13,849,503	$ 14,505,741

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$1,813,278	$ 1,746,155
Accounts payable-related parties	29,699	10,527
Accrued liabilities	157,538	149,073
Deferred revenue	85,179	215,234
Liabilities-disposal of asset	113,686	410,431
Current portion of related party long-term convertible debt loans	-	250,000
Current portion of long-term convertible debt loans	-	4,501,033
Derivative liabilities of convertible debt loans	4,097,516	1,397,911
Current portion of long-term bank loans	1,173,864	1,271,686
Total current liabilities	7,470,760	9,952,050

Long-term liabilities:
Bank loans	2,641,194	2,934,660
Related party convertible debt loans, net of discount of $641,390 and $0	33,610	-
Convertible debt loans, net of discount of $3,873,077 and $0	202,956	-
Total long-term liabilities	2,877,760	2,934,660

TOTAL LIABILITIES	10,348,520	12,886,710

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares, issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value: 55,606,774 and 54,792,114 issued, outstanding at June 30, 2011 and March 31, 2011, respectively	55,607	54,792
Additional paid-in capital	8,129,804	8,011,658
Accumulated deficit	(4,684,428)	(6,447,419)
TOTAL STOCKHOLDERS' EQUITY	3,500,983	1,619,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,849,503	$ 14,505,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Revenue
Storage	$1,628,839	$1,250,047
Other Services	700,791	66,927
Total Revenue	2,329,630	1,316,974

Cost of revenue
Labor	(237,634)	(138,591)
General materials	(298,699)	(55,694)
Subcontractors	(19,280)	(23,787)
Depreciation	(142,976)	(95,768)
Other costs of revenue	(48,432)	(27,517)
Total cost of revenue	(747,021)	(341,357)

GROSS PROFIT	1,582,609	975,617

OTHER OPERATING EXPENSES:
Selling, general and administrative	792,334	712,345
Loss on disposal of assets	362,110	23,871
Depreciation	12,320	10,328
Total other operating expenses	1,166,764	746,544

Income from operations	415,845	229,073

Net interest expense	(277,769)	(117,470)
Gain on extinguishment of convertible debt loans	1,399,940	-
Gain on change in fair market value of derivative liabilities	224,975	-
Net Income	$1,762,991	$111,603

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.03	$0.00
DILUTED	$(0.05)	$(0.01)

Weighted average number of shares outstanding:
BASIC	55,165,077	54,409,146
DILUTED	66,096,328	65,019,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,762,991	$111,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	155,296	106,096
Amortization of deferred financing fees & convertible loan discounts	124,965	107,236
Net loss on disposal of assets	362,110	24,152
Net gain on extinguishment of convertible debt loans	(1,399,940)	-
Net gain on change in fair market value of derivative liabilities	(224,975)	-
Stock based compensation	118,960	101,752

Changes in operating assets and liabilities:
Accounts receivable-trade	(209,234)	(20,918)
Accounts receivable-other	208,600	-
Prepaid expenses	(662)	20,595
Inventory	4,743	-
Deferred revenue	(130,055)	(197,644)
Accounts payable and accruals	(290,815)	(861,987)
Net cash provided by (used in) operating activities	481,984	(609,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(83,825)	(465,474)
Net cash provided by (used in) investing activities	(83,825)	(465,474)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from bank loan	-	1,015,000
Payments on bank loan	(391,288)	(230,000)
Net cash provided by (used in) financing activities	(391,288)	785,000

NET CHANGE IN CASH FOR THE PERIOD	6,871	(289,589)
CASH AT BEGINNING OF PERIOD	51,386	2,020,527
CASH AT END OF PERIOD	$58,257	$1,730,938

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$169,209	$168,154
Cash paid for income taxes	$0	$0
Construction in process included in accounts payable	$203,831	$1,042,401
Barge dock exchanged for accounts payable	$115,000	$-
Debt discount related to derivative liabilities	$4,516,240	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements as of June 30, 2011 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2011 audited financial statements and notes thereto.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2010 have been reclassified to conform to the 2011 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  The results of operations for the three-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.	PROPERTY, PLANT AND EQUIPMENT.

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life of the assets when new:

	Estimated Useful Life	June 30, 2011	March 31, 2011
Land		$1,313,947	$1,313,947
Office building & warehouses	40	339,784	339,784
Improvements	40	539,622	539,622
Dock	40	3,674,191	4,228,648
Tanks, racks and piping	40	7,455,192	7,455,192
Equipment	5	15,346	15,346
Office equipment, software, packaging equip & tools	5 - 7	337,996	337,996
Construction in process		653,369	365,713
Total property, plant and equipment		14,329,447	14,596,248
Less: accumulated depreciation		(1,131,311)	(1,053,363)
Property, plant and equipment, net		$13,198,136	$13,542,885

On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner, who was recently appointed to the Company’s Board of Directors and is nominated for election to the Company’s Board of Directors, is the owner of River Construction.

Construction in process projects as of March 31, 2011 consisted of a customer contract storage tank and piping improvements, and a new truck loading facility.  These projects were on-going as of June 30, 2011, as well as the addition of two additional customer requested projects. These projects are scheduled to be completed within the coming months.  During the three-month period ended June 30, 2011, the Company capitalized approximately $16,000 of interest expense related to construction in process projects.  During the three-month period ended June 30, 2010, the Company capitalized approximately $158,000 of interest expense related to construction in process projects during that time.

Depreciation expenses related to property, plant and equipment totaled approximately $155,296 for the three-month period ended June 30, 2011 and approximately $106,096 for the three-month period ended June 30, 2010.

3.	STOCK-BASED COMPENSATION.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2011	2,943,528	$0.18	2.69
Granted	—	—	—
Exercised	705,882	—	—
Forfeited	—	—	—
Outstanding at June 30, 2011	2,237,646	$0.19	3.05
Exercisable at June 30, 2011	2,237,646	$0.19	3.05

Net income for the three-month period ended June 30, 2011 included approximately $115,198 of stock-based compensation costs for management and approximately $3,762 of stock-based compensation costs for equity awards granted to non-employees for investor relations services, both of which are included in general and administrative expenses in the accompanying consolidated statements of operations.

During the three-month period ended June 30, 2010, we expensed approximately $94,442 of stock-based compensation costs for management and approximately $7,310 of stock-based compensation costs for equity awards granted to non-employees for investor relations services.

On May 19, 2010, the Company entered into an investor relations agreement with Malcolm McGuire & Associates, L.L.C. (“McGuire”) and amended the agreement on June 11, 2010.  These agreements require the Company to grant McGuire the option to purchase 100,000 shares of restricted common stock at an exercise price of $0.50 per share.  The options vested on November 20, 2010 and may be exercised by McGuire at any time after vesting date and prior to November 20, 2015.  Related to these options the Company recorded an expense of $60,854.  The agreement with McGuire also requires the Company, beginning in June 2010 and every month for a six month period, to issue 2,500 shares of the Company’s restricted common stock.  The initial six-month time period was allowed to extend.  For the three-month period ended June 30, 2011, McGuire received 7,500 shares of the Company’s restricted common stock, and the Company recorded an expense in the amount of approximately $3,762.  McGuire also received 5,000 additional shares of the Company’s common stock during and for the periods of July and August 2011 with an aggregate grant date fair value of $2,575.

On May 10, 2011, former director Christopher Wilson gave notice to the Company of his intent to exercise the 705,882 options granted to him in 2009, in a cashless exercise transaction.  This cashless option exercise transaction resulted in Mr. Wilson surrendering 196,722 shares; determined by the stated exercise amount of $120,000 (exercise per share price of $0.17 for the 705,882 options granted to him in 2009), divided by the value of the Company’s common stock share price on May 10, 2011 of $0.61, the date of exercise.  After surrendering the 196,722 shares, Mr. Wilson received 509,160 common shares.  The Company did not record any expenses related to this event.

On June 6, 2011, the Company granted 74,500 restrictive shares of common stock to each of its four members of management, 298,000 shares in aggregate, pursuant to the Company’s 2008 Incentive Plan.  The shares were valued at $0.60 per share as of the grant date.  The shares to management shall vest on January 1, 2015; only if the individual members of management are employed with the Company on the date of vesting.  For the three months ended June 30, 2011, we expensed $3,342 related to these grants.

As of June 30, 2011, there was approximately $399,000 of total unrecognized compensation costs related to unvested stock-based compensation for the restricted shares granted to management that is expected to be recognized over a weighted-average period of approximately twenty-two months.

4.	BANK LOANS AND CONVERTIBLE DEBT.

Bank Loans

In January 2011, JP Morgan Chase Bank (“JPM”) responded affirmatively to the Company’s request to delay the next few months of principal payments on the October 29, 2010 Term Note and make payments “as we are able.”  JPM and the Company agreed that the Company’s funds would be better used by making payments against outstanding accounts payable.  The January 2011 principal payment was paid in February 2011, the February 2011 principal payment was paid in March 2011, the March principal payment was paid in April 2011, and the April, May and June principal payments were paid in June 2011.  The July 2011 principal payment was made timely, and the Company anticipates making subsequent principal payments timely.

Convertible Debt

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes set a maturity date on October 15, 2011 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 for both three month periods ending June 30, 2011 and June 30, 2010.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors as of June 30, 2011 and June 30, 2010 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase between the 2010 and 2011 ending periods’ related party amounts are due to the appointment of two members in June 2011 to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy are nominated for election to the Company’s Board of Directors.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Note to extend the note’s maturity date from October 15, 2011 to October 15, 2013.  As of June 30, 2011, the Company had received signed amendment agreements from over 97% of the note holders.  This change in the maturity date was evaluated under EITF 96-19 “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the three-month period ended June 30, 2011 and the three-month period ended June 30, 2010, we amortized approximately $73,300 and approximately $62,200, respectively, of deferred financing cost.

Due to the determination to extinguish the original convertible debt notes and related accounts, as of June 24, 2011, we wrote off the remainder of the unamortized deferred financing asset of approximately $61,500 and the derivative liability of $820,800.  These transactions resulted in a net “non-cash” gain of approximately $759,300 due to the extinguishment of the original 2009 convertible debt notes.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of approximately $115,400, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.  Additionally as per EITF 96-19, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount was recorded as a discount to the debt and will be amortized over the new remaining life of the notes, until October 15, 2013.  On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of approximately $270,000.  These transactions resulted in a net “non-cash” gain of approximately $154,600 due to changes in the derivative liability of the 2009 convertible debt notes.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014 as requested by JPM.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes set a maturity date on March 31, 2012 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $44,000 for both three month periods ending June 30, 2011 and June 30, 2010. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors as of June 30, 2011 and June 30, 2010 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase between the 2010 and 2011 ending periods’ related party amounts are due to the appointment of two members in June 2011 to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amounts of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy are nominated for election to the Company’s Board of Directors.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Note to extend the note’s maturity date from March 31, 2012 to September 30, 2013.  As of June 30, 2011, the Company had received signed amendment agreements from 100% of the note holders.  This change in the maturity date was evaluated under EITF 96-19 “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the three-month period ended June 30, 2011 and the three-month period ended June 30, 2010, we amortized approximately $49,900 and approximately $45,000, respectively, of deferred financing cost.

Due to the determination to extinguish the original convertible debt notes and related accounts, as of June 24, 2011, we wrote off the remainder of the unamortized deferred financing asset of approximately $130,300 and the derivative liability of $770,860.  These transactions resulted in a net “non-cash” gain of approximately $640,600 due to the extinguishment of the original 2010 convertible debt notes.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of approximately $78,400, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.  Additionally as per EITF 96-19, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.  On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of approximately $148,800.  These transactions resulted in a net “non-cash” gain of approximately $70,400 due to changes in the derivative liability of the 2010 convertible debt notes.

In summary, the Company recorded a net “non-cash” gain of approximately $1,400,000 related to the extinguishment of the original convertible debt notes and the Company recorded a net “non-cash” gain of approximately $225,000 related to changes in the fair market value of the derivative liabilities associated with the convertible debt notes.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of June 30, 2011 and for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending June 30,
2012	$1,173,864
2013	1,173,864
2014	5,924,897
2015	293,466
2016	0
Thereafter	0
$8,566,091

5.	GAIN AND LOSS ON DISPOSAL OF ASSETS.

On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner, who was recently appointed to the Company’s Board of Directors and is nominated for election to the Company’s Board of Directors, is the owner of River Construction.

6.	BRUNSWICK TERMINAL ASSET PURCHASE.

On July 15, 2010 Blackwater Georgia, L.L.C. (“BWGA”), a wholly-owned subsidiary of the Company, finalized the acquisition of the Brunswick Terminal for $1,800,000 from NuStar Terminals Operations Partnership, L.P. (the “Seller”).

Presented below are unaudited pro-forma consolidated statements of operations for the three-month period ending June 30, 2010, when considering the operating results of the Brunswick Terminal, if acquired as of April 1, 2009.

Three Months Ended June 30, 2010
Revenue	$1,421,974

Net income (loss)	$112,513

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.00
DILUTED	$0.00

Weighted average number of shares outstanding:
BASIC	54,409,146
DILUTED	65,019,430

7.	NET INCOME PER SHARE.

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the three months ended			For the three months ended
	June 30, 2011			June 30, 2010
	Income	Weighted Average Shares Outstanding	Per Share	Income	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$1,762,991	55,165,077	$0.03	$111,603	54,409,146	$0.00
Effect of Dilutive Securities:
Stock options	-	1,429,185	(0.00)	-	1,108,218	(0.00)
Convertible debt	(4,927,618)	9,502,066	(0.08)	(564,168)	9,502,066	(0.01)
Diluted:
Income attributable to common stock, including assumed conversions	$(3,164,627)	66,096,328	$(0.05)	$(452,565)	65,019,430	$(0.01)

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities was antidilutive totaled 20,000 for the three months ended June 30, 2011.

8.	EMBEDDED DERIVATIVE LIABILITY.

As described in Note 4, the Company issued convertible notes in October 2009 and March 2010.  On June 24, 2011 the Company amended the notes to extend the maturity date from October 15, 2011 to October 15, 2013 for the October 2009 Notes and from March 31, 2012 to September 30, 2013 for the March 2010 Notes.  As a result of these changes to the maturity dates, the Company compared the fair values of the embedded derivative liabilities using the maturity dates immediately prior to and after the modification date to determine if the amendments should be accounted for as a debt extinguishment.

October 2009 notes:
On the date of the amendment (June 24, 2011), we first calculated the fair market value of the derivative liability prior to the amendment modification and determined the fair market value of the derivative liability was $820,800 and as a result recorded a net loss on this adjustment of $115,378.  This was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 95.01%, risk free rate of 0.8%, an expected term of approximately four months and a current stock price of $0.55.

We then calculated the fair value of the derivative liability after the amendment modification and determined the fair market value was $2,870,987, which was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 195.2%, risk free rate of 0.8%, an expected term of approximately twenty-eight months and a current stock price of $0.55.

At the end of this reporting period (on June 30, 2011), the fair value of the derivative liability was $2,601,092, which resulted in a non-cash gain of $269,895.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 188.74%, risk free rate of 0.7%, an expected term of approximately twenty-eight months and a current stock price of $0.51.

March 2010 notes:
On the date of the amendment (June 24, 2011), we first calculated the fair market value of the derivative liability prior to the amendment modification and determined the fair market value of the derivative liability was $770,860 and as a result recorded a net loss on this adjustment of $78,371.  This was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 109.41%, risk free rate of 0.8%, an expected term of approximately nine months and a current stock price of $0.55.

We then calculated the fair value of the derivative liability after the amendment modification and determined the fair market value was $1,645,253, which was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 189.35%, risk free rate of 0.8%, an expected term of approximately twenty-seven months and a current stock price of $0.55.

At the end of this reporting period (on June 30, 2011), the fair value of the derivative liability was $1,496,424, which resulted in a non-cash gain of $148,829.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 185.23%, risk free rate of 0.7%, an expected term of approximately twenty-seven months and a current stock price of $0.51.

The Company recorded an aggregate gain of $224,975 as a result of these transactions.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2011:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
LIABILITIES:

Convertible loan derivative liability at March 31, 2011	$1,397,911	$-	$-	$1,397,911
Change in fair market value from March 31, 2011 to June 24, 2011	193,749	-	-	193,749
Extinguishment of derivative liabilities on June 24, 2011	(1,591,660)	-	-	(1,591,660)
Establishment of new derivative liabilities on June 24, 2011	4,516,240	-	-	4,516,240
Change in fair market value from June 24, 2011 to June 30, 2011	$(418,724)	$-	$-	$(418,724)
		-	-
Convertible derivative liability at June 30, 2011	$4,097,516	$-	$-	$4,097,516

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended March 31, 2011.

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

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory and transaction-related expenses. At purchase, the Westwego Terminal had an approximate leasable storage capacity of 752,000 barrels.   As of June 30, 2011 the Westwego Terminal had leasable storage capacity of 857,000 barrels.

Brunswick Terminal Operations.  In February 2010, we formed Blackwater Georgia, L.L.C. (BWGA), a Georgia limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Brunswick, GA Terminal (the “Brunswick Terminal”) on July 15, 2010.

The purchase price for the Brunswick Terminal was $1,800,000.  At purchase and as of June 30, 2011, the Brunswick Terminal had an approximate leasable storage capacity of 161,000 barrels.

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

Results of Operations

For the Three-Month Period Ended June 30, 2011 Compared to the Three-Month Period Ended June 30, 2010.

Revenues. Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services. The following is a discussion about each source of revenue.

Revenues-Storage Revenues.  The Company’s storage tank revenues for the three-month periods ending June 30, 2011 and 2010 totaled approximately $1,629,000 and $1,250,000, respectively.  This is an increase of approximately 30% when comparing the three-month periods ended June 30th.  For the three-month period ended June 30, 2011, the monthly average storage revenue was approximately $543,000 and for the three-month period ended June 30, 2010, the monthly average was approximately $417,000.

However, the three-month period ended June 30, 2010 does not include any storage revenues earned from our Brunswick, GA Terminal; which was acquired in July 2010.  When excluding the Brunswick, GA Terminal revenues of $192,000 for the three-month period ended June 30, 2011 our storage revenues totaled approximately $1,437,000 or $479,000 average per month, for an approximate 15% increase from the three-month period ended June 30, 2010.

This rise in revenues is attributable to an increase in the number of tanks and barrels leased and an increase in the rate structure due to a different product mix, and the purchase of the Brunswick Terminal.

Management monitors the utilization rate of the leasable barrels available in our storage tanks each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38% and at the Brunswick Terminal, the utilization rate in July 2010 was 0%.

As of June 30, 2011 we had leased approximately 883,200 barrels of storage, for a combined storage utilization rate of approximately 87%.  Management has secured a new contract for storage at the Westwego Terminal; which is scheduled to commence during the third calendar quarter of 2011.  Additional storage quotes for both terminals, presented to potential customers, are pending approval.  The major products currently stored at our terminals are lubricating oils, 50% diaphragm grade caustic soda, soybean oils, and liquid fertilizer.

See the table following for the month-to-month utilization rate percentages.  Management attributes the December 2008-June 2011 increase of 128% in the utilization rate to aggressive marketing of our terminals, their desirable locations as distribution hubs, our services offered, storage capacity, and to management’s industry associations.  If considering the six tanks or 45,000 barrels as only temporarily unavailable capacity, then the consolidated utilization rate as of June 30, 2011 would be approximately 83% or an increase of 118% from the original acquisition dates.

MONTH	Footnote	CONSOLIDATED BARREL CAPACITY AVAILABLE	CONSOLIDATED UTILIZATION RATE
June-11		1,018,000	86.8%
May-11		1,018,000	86.8%
April-11		1,018,000	85.9%
March-11		1,018,000	85.4%
February-11		1,018,000	84.0%
January-11		1,018,000	62.9%
December-10		1,018,000	69.8%
November-10		1,018,000	70.7%
October-10		1,018,000	81.6%
September-10		1,018,000	82.0%
August-10	*6	1,018,000	82.0%
July-10	*4 & *5	1,033,000	80.9%
June-10	*3	902,000	77.0%
May-10		852,000	75.7%
April-10		852,000	75.7%
March-10		852,000	78.0%
February-10	*2	852,000	76.7%
January-10		752,000	75.0%
December-09		752,000	74.4%
November-09		752,000	73.3%
October-09		752,000	71.8%
September-09		752,000	71.8%
August-09		752,000	71.8%
July-09		752,000	65.6%
June-09		752,000	56.4%
May-09		752,000	55.9%
April-09		752,000	56.9%
March-09		752,000	57.8%
February-09		752,000	57.8%
January-09		752,000	57.8%
December-08	*1	752,000	38.0%

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
*3 – Jun 2010, Completed construction of one 50,000 barrel tank at the Westwego Terminal.
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.

Revenues-Ancillary Services.  Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  The Company’s ancillary revenues for the three-month period ended June 30, 2011 totaled approximately $700,800 and for the three-month period ended June 30, 2010 totaled approximately $67,000.  The comparative three-month to three-month ending period is more than a ten-fold increase in ancillary revenues.  This increase is due to an ever-increasing array of ancillary services the Company is offering to customers; specifically blending and packaging, which commenced at the Westwego Terminal in August 2010.  See the table presented in the following Cost of Revenue section for a summary of packaging revenues.

Cost of Revenue.  Our cost of revenue consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, terminal materials and supplies, subcontractors, depreciation expenses, and other expenses.  Our costs of revenue have increased ratably from period to period due to our increased utilization, services offered and revenues but have historically decreased in percentage when compared to total revenue, except general materials due to our recent packaging services.

Our costs of revenues operating expenses totaled approximately $747,000 for the three-month period ended June 30, 2011, or 32% of revenue; as compared to approximately $341,000 for the three-month period ended June 30, 2010 or 26% of revenue.  The key indicator of labor as a percentage of revenue decreased from 10.5% to 10.2% for the three-month periods ending June 30, 2010 and 2011, respectively-even when considering increased activities and service.  General materials increased from 4% to approximately 13% for the three month periods ending June 30, 2010 and 2011, respectively as we consumed materials and supplies utilized by our new packaging activities.  Depreciation expense remained relatively the same at between 6% to 7%, as a percentage of revenues, respectively for the three-month periods ended June 30, 2011 and 2010.

Shown in the table following is a summary of our revenues and cost of revenues with our packaging activity segregated from our storage and other ancillary activities for both three-month periods ended June 30th.  The packaging activity at the Westwego Terminal began in August 2010.  This activity has a lower labor costing structure than our other combined labor category-7% of revenues as compared to 10% of revenues.  The general materials category for our packaging activity shows a much larger percentage of revenues than our ancillary activity, because for the packaging activity we purchase a large volume of packaging materials; whereas for the storage and ancillary activity, this is mostly service activity.

Additionally, our storage and ancillary activity for the three-month period ended June 30, 2011 had a lower overall cost of revenues of 23% than did the similar period ended June 30, 2010 which was 26%.  Some of this difference is due to the increased revenues and low cost of revenue as contributed by the Brunswick Terminal during the three-month period ended June 30, 2011.  The Brunswick Terminal had not yet been acquired as of June 30, 2010.

	Three-Month Period Ended June 30, 2011

	Storage & Ancillary Activity		Packaging Activity		Total Activity
Consolidated Revenue	$1,955,194		$374,436		$2,329,510

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(210,805)	11%	$(26,829)	7%	$(237,634)	10%
General materials	$(42,584)	2%	$(256,115)	68%	$(298,699)	13%
Subcontractors	$(19,280)	1%	$-	0%	$(19,280)	1%
Depreciation	$(140,234)	7%	$(2,742)	1%	$(142,976)	6%
Other costs	$(41,144)	2%	$(7,288)	2%	$(48,432)	2%
Total cost of revenue	$(454,047)	23%	$(292,974)	78%	$(747,021)	32%

Gross Profit	$1,501,147	77%	$81,462	22%	$1,582,609	68%

	Three-Month Period Ended June 30, 2010

	Storage & Ancillary Activity		Packaging Activity		Total Activity
Consolidated Revenue	$1,316,974		$-		$1,316,974

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(138,591)	11%	$-	0%	$(138,591)	11%
General materials	$(55,694)	4%	$-	0%	$(55,694)	4%
Subcontractors	$(23,787)	2%	$-	0%	$(23,787)	2%
Depreciation	$(95,768)	7%	$-	0%	$(95,768)	7%
Other costs	$(27,517)	2%	$-	0%	$(27,517)	2%
Total cost of revenue	$(341,357)	26%	$-	0%	$(341,357)	26%

Gross Profit	$975,617	74%	$-	0%	$975,617	74%

Gross Profit. Gross profit for the three-month period ended June 30, 2011 was approximately $1,583,000, or 68% of revenues, or an average of approximately $527,500 per month.  The gross profit for the three-month period ended June 30, 2010 was approximately $975,600, or 74% of revenues, or an average of approximately $325,200 per month.

This increase in gross profit is attributable to growing storage revenues and ancillary services, higher storage utilization, and operational efficiencies during the comparative periods.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), other non-cash compensation to non-employee consultants, expenses related to being a public company, professional fees, insurance, and other expenses that were not allocated or expensed to the terminals’ operations via our cost of revenue.  The narrative and the table following outlines the expenses for the three-month period ended June 30, 2011 and the three-month period ended June 30, 2010.

Our consolidated SG&A expenses for the three-month period ended June 30, 2011 were approximately $792,000 or 34% of total revenue, averaging approximately $264,000 per month.  Our consolidated SG&A expenses for the three-month period ended June 30, 2010 were approximately $712,000 or 54% of total revenue, averaging approximately $237,000 per month.  Management is pleased with the outcome of its efforts to grow the business without proportionally increasing SG&A expenses as a percentage of total revenue.  This is evidenced with the reduction of SG&A expenses, as related to revenues, decreasing from 54% for the three-month period as of June 30, 2010 to 34% for the three month period as of June 30, 2011.

Non-cash SG&A activity for the three-month period ended June 30, 2011 includes management non-cash compensation expense for services of approximately $115,198 and approximately $3,762 for professional services.  Excluding these non-cash amounts, our total SG&A expenses for the three-month period ended June 30, 2011 would have been approximately $673,000 or approximately 29% of total revenue.

Comparatively, non-cash activity for the three-month period ended June 30, 2010 includes management non-cash compensation expense for services of approximately $94,000 and approximately $7,300 for professional services.  Excluding these non-cash amounts, our total SG&A expenses for the three-month period ended June 30, 2010 would have been approximately $611,000 or approximately 46% of total revenue.

The amount expensed for management’s salaries was the same for both three-month periods but decreased as a percentage of revenue.  Non-cash stock based compensation expensed for management and non-employee professional fees increased slightly.  Cash based professional fees for the three-month comparative periods decreased by approximately $27,000.  Business related insurance expenses decreased, even when considering insuring the Brunswick Terminal, due to better insurance rates.  The Other SG&A expense category increased in both dollar volume and as a percent of revenues due to employees qualifying to be enrolled in the Company’s group insurance programs and other company benefits, as well as an increase in travel related expenses.

	For the Three-Month		For the Three-Month
	Period Ended		Period Ended
Selling, General & Administrative (SG&A) Expenses:	June 30, 2011		June 30, 2010
Management Salaries	$248,000	31%	$248,000	35%

Management & Service Share-based (non-cash) Compensation	119,000	15%	94,000	13%

Professional Fees	100,600	13%	128,000	18%

Insurance-Other	103,700	13%	105,000	15%

Other SG&A Expenses	221,000	28%	137,000	19%

Total SG&A Expenses	$792,300	100%	$712,000	100%

Gain / Loss on Disposal of Assets.  On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner, who was recently appointed to the Company’s Board of Directors and is nominated for election to the Company’s Board of Directors, is the owner of River Construction.

Repairs, cleanup, legal and other expenses related to the tank leak incident in February 2009, were recorded as a loss on disposal of assets to the extent that the loss was not recoverable through insurance.  During the three-month period ended June 30, 2010 we recorded a net loss of approximately $24,000 related to this activity.  All expenses and insurance carrier reimbursements were concluded during the Company’s fiscal year ended March 31, 2011.

Depreciation.   Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $12,000 for the three-month period ended June 30, 2011, and approximately $10,000 for the three-month period ending June 30, 2010 due to the addition of assets.

Interest Expense. We recorded net interest expense of approximately $278,000 for the three-month period ended June 30, 2011 and approximately $117,500 for the three-month period ended June 30, 2010.  The majority of the increase between the three-month periods ended on June 30th is related to a decrease in the amount of interest expense capitalized, which is due to a reduction in the total value of the Company’s construction in process projects.

The following table summarizes the Company’s interest expense incurred and interest expense capitalized during the three-month periods ended June 30th.  Bank Loans refer to our loan agreements with JPM.  Convertible Debt Loans refer to our loan agreements with investors as per our October 2009 and our March 2010 private offerings; wherein we pay quarterly interest payments, and to the non-cash deferred financing charges related to the convertible debt loans.  The Company capitalizes interest costs while construction in process projects are under construction.

The following table summarizes the Company’s net interest expense as of June 30, 2011 and June 30, 2010.

	For the Three-Month Period Ended June 30, 2011	For the Three-Month Period Ended June 30, 2010
Bank Loans	$49,137	$47,736
Convertible Debt Loans	118,776	118,776
Deferred Financing Charges Related to Convertible Debt Loans (non-cash)	124,965	107,235
Other Interest & Interest Income, Net	1,263	1,591
Total Interest Incurred	$294,141	$275,338

Less Interest Capitalized to Construction in Process Projects	$(16,372)	$(157,868)
Net Interest Expense	$277,769	$117,470

Gain on Extinguishment of Convertible Debt Loans and Gain on Change in the Fair Market Value of Derivative Liabilities.

In June 2011, the Board of Directors of the Company passed a resolution to seek written consent from the holders of the Company’s 2009 and 2010 Convertible Promissory Notes to amend the note’s maturity dates from October 15, 2011 to October 15, 2013 for the 2009 Notes and from March 31, 2012 to September 30, 2013 for the 2010 Notes.  As of June 30, 2011, the Company had received signed amendment agreements from over 95% of the note holders.  The Company is awaiting confirmation of the amendments from the remaining note holders.

These changes to the maturity dates were evaluated under EITF 96-19 “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendments, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debts prior to their maturity date amendment and then entered into entirely new debt agreements after the amendment. (see Note 8)

In connection with the original offerings, we incurred cash fees and issued shares of the Company’s restricted common stock, valued at the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original terms of the convertible notes using the effective interest rate method.  Due to the determination to extinguish the original convertible debt notes and related accounts, as of June 24, 2011, we wrote off the remainder of the unamortized deferred financing asset of approximately $191,800 and recorded a loss due to this extinguishment.  We also wrote off the derivative liabilities of approximately $1,591,660 and recorded a gain.  These transactions resulted in a net “non-cash” gain of approximately $1,399,900.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of approximately $193,800.  Additionally as per EITF 96-19, we evaluated the derivative liabilities related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $4,516,240.  This amount will be amortized over the new remaining life of the notes, until October 15, 2013 for the 2009 notes and until September 30, 2013 for the 2010 notes.  On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of approximately $418,800.  The net result of these transactions was a non-cash gain on the extinguishment of convertible debt loans of approximately $1,399,940 and a “non-cash” gain on the change in the fair market value of derivative liabilities of $224,975.

Net Income.  We recorded a net income of $1,762,991 during the three-month period ended June 30, 2011.  When excluding non-cash events (see presentation following) we generated cash income of approximately $899,400 for the three-month period ending June 30, 2011 and cash income of approximately $450,700 for the three-month period ending June 30, 2010.  This doubling of cash generated during the comparative three-month periods is a result of increased revenues and decreased expenses.  See our Consolidated Statements of Cash Flows for more information pertaining to earnings and cash flows.

ACTIVITY	Three-Month Period Ended June 30, 2011	Three-Month Period Ended June 30, 2010
NET INCOME	$1,763,000	$111,600
Add Back Non-Cash Events:
Depreciation	155,300	106,100
Stock-Based Compensation	119,000	101,800
Amortization of deferred financing fees & convertible loan discounts	125,000	107,200
Disposal of Assets	362,100	24,000
Less: Gain on extinguishment of convertible debt loans	(1,400,000)	0
Less: Gain on change in fair market value of convertible debt derivative liabilities	(225,000)	0
NET INCOME WITHOUT NON-CASH EVENTS	$899,400	$450,700

Liquidity and Capital Resources.

General.
Our primary cash requirements are for working capital; which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  The Company has generated positive operating cash flows for the three-month period ended June 30, 2011 and management projects that the Company will continue to generate positive operating cash flows in the months and years to come.  This will be accomplished by management’s ability to control and/or defer discretionary expenses and its continued efforts to increase the storage utilization and services offered at the Westwego and Brunswick Terminals.

Management was successful in extending the maturity dates of the Company’s 2009 and 2010 convertible debt loans until October 15, 2013 and September 30, 2013, respectively.  If we do not generate sufficient cash from operations to meet these requirements, we will attempt to raise funds through debt financing and/or equity.

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

Significant Events during the Three-Month Period Ended June 30, 2011.

Bank Loans

In January 2011, JPM responded affirmatively to the Company’s request to delay the next few months of principal payments on the October 29, 2010 Term Note and make payments “as we are able.”  JPM and the Company agreed that the Company’s funds would be better used by making payments against outstanding accounts payable.  The January 2011 principal payment was paid in February 2011, the February 2011 principal payment was paid in March 2011, the March principal payment was paid in April 2011, and the April, May and June principal payments were paid in June 2011.  The July 2011 principal payment was made timely, and the Company anticipates making subsequent principal payments timely.

Convertible Debt

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes set a maturity date on October 15, 2011 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 for both three month periods ending June 30, 2011 and June 30, 2010.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors as of June 30, 2011 and June 30, 2010 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase between the 2010 and 2011 ending periods’ related party amounts are due to the appointment of two members in June 2011 to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy are nominated for election to the Company’s Board of Directors.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Board of Directors of the Company passed a resolution to seek written consent from the holders of the Company’s 2009 Convertible Promissory Note to amend, the note’s maturity date from October 15, 2011 to October 15, 2013.  As of June 30, 2011, the Company had received signed amendment agreements from over 97% of the note holders.  The Company is awaiting confirmation of the amendments from the remaining note holders.  This change in the maturity date was evaluated under EITF 96-19 “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment.  (see Note 8)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the three-month period ended June 30, 2011 and the three-month period ended June 30, 2010, we amortized approximately $73,300 and approximately $62,200, respectively, of deferred financing cost.

Due to the determination to extinguish the original convertible debt notes and related accounts, as of June 24, 2011, we wrote off the remainder of the unamortized deferred financing asset of approximately $61,500 and the derivative liability of $820,800.  These transactions resulted in a net “non-cash” gain of approximately $759,300 due to the extinguishment of the original 2009 convertible debt notes.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of approximately $115,400, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.  Additionally as per EITF 96-19, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount will be amortized over the new remaining life of the notes, until October 15, 2013.  On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of approximately $270,000.  These transactions resulted in a net “non-cash” gain of approximately $154,600 due to changes in the derivative liability of the 2009 convertible debt notes.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals.  The actual terms of the amendment are incorporated herein by reference to Section 4.13 on Page 1 of the Exhibit 10.2 to the Company’s 8-K filed with the SEC on February 18, 2010.  As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014 as requested by JPM.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes set a maturity date on March 31, 2012 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $44,000 for both three month periods ending June 30, 2011 and June 30, 2010.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share; and related party investors as of June 30, 2011 and June 30, 2010 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase between the 2010 and 2011 ending periods’ related party amounts are due to the appointment of two members in June 2011 to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amounts of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy are nominated for election to the Company’s Board of Directors.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Board of Directors of the Company passed a resolution to seek written consent from the holders of the Company’s 2010 Convertible Promissory Note to amend the note’s maturity date from March 31, 2012 to September 30, 2013.  As of June 30, 2011, the Company had received signed amendment agreements from 100% of the note holders.  This change in the maturity date was evaluated under EITF 96-19 “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment.  (see Note 8)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the three-month period ended June 30, 2011 and the three-month period ended June 30, 2010, we amortized approximately $49,900 and approximately $45,000, respectively, of deferred financing cost.

Due to the determination to extinguish the original convertible debt notes and related accounts, as of June 24, 2011, we wrote off the remainder of the unamortized deferred financing asset of approximately $130,300 and the derivative liability of $770,860.  These transactions resulted in a net “non-cash” gain of approximately $640,600 due to the extinguishment of the original 2010 convertible debt notes.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of approximately $78,400, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.  Additionally as per EITF 96-19, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.  On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of approximately $148,800.  These transactions resulted in a net “non-cash” gain of approximately $70,400 due to changes in the derivative liability of the 2010 convertible debt notes.

In summary the Company recorded a net “non-cash” gain of approximately $1,400,000 related to the extinguishment of the original convertible debt notes and the Company recorded a net “non-cash” gain of approximately $225,000 related to changes in the fair market value of the derivative liabilities associated with the convertible debt notes.

Discussion.   As of June 30, 2011, our total assets were approximately $13,850,000.  This amount includes cash and cash equivalents of approximately $58,250.  Additionally, the total assets amount includes approximately $405,600 for trade receivables, approximately $187,500 for prepaid expenses, and approximately $13,198,000 for net property, plant and equipment.

Our total liabilities were approximately $10,349,000.  Our current liabilities were approximately $7,471,000, which includes accounts and accrued payables of approximately $2,000,500, deferred revenue (due to storage prepayment) of approximately $85,000, liabilities for our tank disposal associated with our insurance incident of approximately $114,000, derivative liabilities associated with our convertible debt loans of approximately $4,098,000, and the current portion of our long-term bank debt of approximately $1,174,000.  Our long-term liabilities are approximately $2,878,000; which includes approximately $2,641,000 for our bank loans, and $237,000 of convertible debt loans, net of discounts of $4,514,000.

At June 30, 2011, we had negative working capital of approximately $6,819,000 as compared to negative working capital of approximately $9,000,000 as of March 31, 2010.  This is an improvement in our working capital of over $2,000,000 when comparing the two periods.  This improvement is mainly attributable to the reclassification of the Company’s convertible debt loan principal amounts from current liabilities to long-term liabilities due to the amendments to extend the maturity dates.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of June 30, 2011, for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending June 30,
2012	$1,173,864
2013	1,173,864
2014	5,924,897
2015	293,466
2016	0

Thereafter	0
$8,566,091

As per our unaudited consolidated statements of cash flows, during the three-month period ended June 30, 2011; we reported a net income of approximately $1,763,000.  Reducing this amount were the non-cash activities of approximately $863,600, use of cash from changes in operating assets and liabilities of approximately $417,400, use of cash from investing activities of approximately $83,800 and funds used in various financing activities of approximately $391,300, resulting in an increase in cash for the period of $6,871.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of the fiscal year that have materially affected; or are reasonably likely to materially affect our internal control over financial reporting other than noted above.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On June 27, 2011, we received a petition for damages from a person working at our Westwego Terminal premises in behalf of one of our customer’s subcontractors.  We have submitted this claim to our general liability carrier and have not accrued any liability for the claim.  Our general liability insurance policy deductible is $25,000.

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

10.1*
Form of Subscription Agreement for September 2009 Convertible Debt Offering, as amended dated October 15, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2009 and November 18, 2009).

10.2*	Form of Subscription Agreement for January 2010 Convertible Debt Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010).
10.3*
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011).

10.4*	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011).
10.5*	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation
____________
*  Incorporated by reference to prior filings.
** Filed herewith.
*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2011.

BLACKWATER MIDSTREAM CORP.

BY:	/s/ Michael D. Suder
Michael D. Suder Chief Executive Officer

BY:	/s/ Donald St. Pierre
Donald St. Pierre Chief Financial Officer

   EXHIBIT INDEX

Exhibit Number	Description

10.1*
Form of Subscription Agreement for September 2009 Convertible Debt Offering, as amended dated October 15, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2009 and November 18, 2009).

10.2*	Form of Subscription Agreement for January 2010 Convertible Debt Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010).
10.3*
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011).

10.4*	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011).
10.5*	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation
____________
*  Incorporated by reference to prior filings.
** Filed herewith.
*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.