Form 10-Q
period 2011-09-30
Blackwater Midstream Corp.
filed 2011-11-10
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________

FORM 10-Q

_______________________________________________________
   (Mark One)
☒          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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
As of November 8, 2011, there were 55,743,719 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	SEPTEMBER 30,	MARCH 31,
	2011	2011
ASSETS

CURRENT ASSETS:
Cash	$35,275	$51,386
Receivables-trade	261,065	196,424
Receivables-other	-	208,600
Current portion of deferred financing charges	-	314,913
Prepaid expenses and other current assets	173,745	191,533
Total current assets	470,085	962,856

Property, plant, equipment, net	13,226,939	13,542,885

TOTAL ASSETS	$13,697,024	$14,505,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,258,690	$1,746,155
Accounts payable-related parties	167,223	10,527
Accrued liabilities	131,437	149,073
Deferred revenue	154,400	215,234
Liabilities-disposal of asset	30,482	410,431
Current portion of related party long-term convertible debt loans	-	250,000
Current portion of long-term convertible debt loans	-	4,501,033
Derivative liabilities of convertible debt loans	3,386,951	1,397,911
Current portion of long-term bank loans	1,173,864	1,271,686
Total current liabilities	6,303,047	9,952,050

Long-term liabilities:
Bank loans	2,347,728	2,934,660
Related party convertible debt loans, net of discount of $637,594 and $0	37,406	-
Convertible debt loans, net of discount of $3,850,157 and $0	225,876	-
Total long-term liabilities	2,611,010	2,934,660

TOTAL LIABILITIES	8,914,057	12,886,710

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares, issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value: 55,614,274 and 54,792,114 issued, outstanding at September 30, 2011 and March 31, 2011, respectively	55,614	54,792
Additional paid-in capital	8,257,834	8,011,658
Accumulated deficit	(3,530,481)	(6,447,419)
TOTAL STOCKHOLDERS' EQUITY	4,782,967	1,619,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,697,024	$14,505,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
Storage	$1,810,140	$1,480,817	$3,438,979	$2,730,864
Other Services	473,089	278,358	1,173,880	345,285
Total Revenue	2,283,229	1,759,175	4,612,859	3,076,149

Cost of revenue
Labor	(243,702)	(186,238)	(481,336)	(324,829)
General materials	(320,625)	(221,308)	(619,324)	(277,002)
Subcontractors	(3,391)	(2,311)	(22,671)	(26,098)
Depreciation	(142,084)	(134,413)	(285,060)	(230,181)
Other costs of revenue	(58,029)	(44,266)	(106,461)	(71,783)
Total cost of revenue	(767,831)	(588,536)	(1,514,852)	(929,893)

GROSS PROFIT	1,515,398	1,170,639	3,098,007	2,146,256

OTHER OPERATING EXPENSES:
Selling, general and administrative	883,000	1,129,702	1,675,334	1,842,047
Loss on disposal of assets	-	150,105	362,110	173,976
Depreciation	12,318	11,790	24,638	22,118
Total other operating expenses	895,318	1,291,597	2,062,082	2,038,141

Income from operations	620,080	(120,958)	1,035,925	108,115

Net interest expense	(176,698)	(262,624)	(454,467)	(380,094)
Gain on bargain purchase of assets	-	100,000	-	100,000
Gain on extinguishment of convertible debt loans	-	-	1,399,940	-
Gain on change in fair market value of derivative liabilities	710,565	-	935,540	-

Net Income	$1,153,947	$(283,582)	$2,916,938	$(171,979)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.02	$(0.01)	$0.05	$(0.00)
DILUTED	$(0.06)	$(0.01)	$(0.04)	$(0.00)

Weighted average number of shares outstanding:
BASIC	55,611,719	54,515,420	55,390,825	54,462,574
DILUTED	66,448,823	54,515,420	66,275,843	54,462,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,916,938	$(171,979)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	$309,698	252,299
Amortization of deferred financing fees & convertible loan discounts	$151,681	214,472
Net loss on disposal of assets	$362,110	179,178
Net gain on bargain purchase of assets	$-	(100,000)
Net gain on extinguishment of convertible debt loans	$(1,399,940)	-
Net gain on change in fair market value of derivative liabilities	$(935,540)	-
Stock based compensation	$246,998	460,280

Changes in operating assets and liabilities:
Accounts receivable-trade	$(64,641)	(56,895)
Accounts receivable-other	$208,600	-
Prepaid expenses	$12,843	87,094
Inventory	$4,945	(4,367)
Deferred revenue	$(60,834)	(200,708)
Accounts payable and accruals	$(778,395)	(340,678)
Net cash provided by (used in) operating activities	$974,463	318,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Brunswick, GA Terminal	$-	(1,800,000)
Purchase of property, plant and equipment	$(305,820)	(1,475,898)
Net cash provided by (used in) investing activities	$(305,820)	(3,275,898)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from bank loan	$-	1,442,000
Payments on bank loan	$(684,754)	(460,204)
Net cash provided by (used in) financing activities	$(684,754)	981,796

NET CHANGE IN CASH FOR THE PERIOD	$(16,111)	(1,975,406)
CASH AT BEGINNING OF PERIOD	$51,386	2,020,527
CASH AT END OF PERIOD	$35,275	$45,121

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$334,185	$343,906
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Construction in process included in accounts payable	$165,042	$907,432
Barge dock exchanged for accounts payable	$115,000	$-
Debt discount related to derivative liabilities	$4,516,240	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements as of September 30, 2011 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2011 audited financial statements and notes thereto.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2010 have been reclassified to conform to the 2011 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  The results of operations for the six-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.	PROPERTY, PLANT AND EQUIPMENT.

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life of the assets when new:

	Estimated Useful Life	September 30, 2011	March 31, 2011
Land		$1,313,947	$1,313,947
Office buildings & warehouses	40	605,599	339,784
Improvements	40	539,622	539,622
Dock	40	3,674,191	4,228,648
Tanks, racks and piping	40	7,553,666	7,455,192
Equipment	5	15,346	15,346
Office equipment, software, packaging equipment & tools	5 - 7	337,996	337,996
Construction in process		472,286	365,713
Total property, plant and equipment		14,512,653	14,596,248
Less: accumulated depreciation		(1,285,714)	(1,053,363)
Property, plant and equipment, net		$13,226,939	$13,542,885

On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner is the owner of River Construction and was elected to the Company’s Board of Directors in September 2011.  As a result, $147,500 in accounts payable owing to River Construction as of September 30, 2011 is reported as an accounts payable related party in the Company’s consolidated balance sheet.

Construction in process projects as of March 31, 2011 consisted of a customer contract storage tank and piping improvements, and a new truck loading facility classified in the office buildings and warehouses category.  These projects were complete and capitalized as of September 30, 2011.  Current construction in process projects include modifications to tanks and piping related to customer contracts.  These projects are scheduled to be completed within the coming months.

During the six-month period ended September 30, 2011, the Company capitalized approximately $31,300 of interest expense related to construction in process projects.  During the six-month period ended September 30, 2010, the Company capitalized approximately $178,200 of interest expense related to construction in process projects during that time.  The difference between the 2011 and 2010 six months period is due to the decrease in the amount of projects under construction.

Depreciation expenses related to property, plant and equipment totaled $309,698 for the six-month period ended September 30, 2011 and $252,299 for the six-month period ended September 30, 2010.

3.	STOCK-BASED COMPENSATION.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2011	2,943,528	$0.18	2.69
Granted	—	—	—
Exercised	705,882	—	—
Forfeited	—	—	—
Outstanding at September 30, 2011	2,237,646	$0.19	2.80
Exercisable at September 30, 2011	2,237,646	$0.19	2.80

Net income for the three-month and six-month periods ended September 30, 2011 included $124,388 and $239,586, respectively of stock-based compensation costs for management.  During the three-month and six-month periods ended September 30, 2010, we expensed $97,702 and $192,114, respectively of stock-based compensation costs for management; all of these expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of September 30, 2011, there was approximately $275,000 of total unrecognized compensation costs related to unvested stock-based compensation for the restricted shares granted to management that is expected to be recognized over a weighted-average period of approximately twenty-four months.

During the three-month and six-month periods ended September 30, 2011, we did not incur or expense any stock-based compensation costs for directors, as no new grants were awarded.  However, during the three-month and six-month periods ended September 30, 2010, we did incur $0 and $241,348, respectively.

On May 19, 2010, the Company entered into an investor relations agreement with Malcolm McGuire & Associates, L.L.C. (“McGuire”) and amended the agreement on June 11, 2010.  The agreement required the Company to grant McGuire the option to purchase 100,000 shares of the Company’s restricted common stock at the exercise price of $0.50 per share, vesting on November 20, 2010, exercisable until November 20, 2015.  The Company recorded a fair value expense of $34,332, as of September 30, 2010 for these options, with no expense recorded during the six-month period ended September 30, 2011.

The agreement with McGuire also requires the Company to issue 2,500 shares monthly to McGuire of the Company’s restricted common stock. Net income for the three-month and six-month periods ended September 30, 2011 includes expense in the amount of $3,650 and $7,412 respectively for these shares.  Net income for the three-month and six-month periods ended September 30, 2010 includes expense in the amount of approximately $2,650 and $3,900, respectively for these shares.  These expenses are included in general and administrative expenses in the accompanying consolidated statement of operations.

4.	BANK LOANS AND CONVERTIBLE DEBT.

Convertible Debt

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes set a maturity date on October 15, 2011 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 and $150,052, respectively for the three-month and six-month periods ending September 30, 2011 and September 30, 2010.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of September 30, 2011 and September 30, 2010 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Note to extend the note’s maturity date from October 15, 2011 to October 15, 2013.  As of October 4, 2011, the Company had received signed amendment agreements from 100% of the note holders.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the six-month period ended September 30, 2011 and the six-month period ended September 30, 2010, we amortized $73,314 and $124,397, respectively, of deferred financing cost.  During the three-month period ended September 30, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended September 30, 2010 we expensed $62,198.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $115,378, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $61,449 and decreased the derivative liability of $820,800.  These transactions resulted in a net “non-cash” gain of $759,351.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount was recorded as a discount to the debt and will be amortized over the new remaining life of the notes, until October 15, 2013.

On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of $269,895.

On September 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.45) and recorded a net “non-cash” gain of $457,886.

For the six-month period ended September 2011, these transactions resulted in a net “non-cash” gain of $1,371,754 due to fair value changes in the derivative liability of the 2009 convertible debt notes and the extinguishments of the financing charges and prior derivative liability.

As a result of the First Amendment to the Credit Agreement with JPMorgan Chase Bank (“JPM”), the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014, as requested by JPM.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes set a maturity date on March 31, 2012 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 and $87,500, respectively for the three-month and six-month periods ending September 30, 2011 and September 30, 2010. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of September 30, 2011 and September 30, 2010 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amount of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Note to extend the note’s maturity date from March 31, 2012 to September 30, 2013.  As of October 4, 2011, the Company had received signed amendment agreements from 100% of the note holders.

As per accounting standards, this change in the maturity date was evaluated under ASC 470.  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the six-month period ended September 30, 2011 and the six-month period ended September 30, 2010, we amortized $49,878 and $90,074, respectively, of deferred financing cost.  During the three-month period ended September 30, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended September 30, 2010 we expensed $45,037.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $78,371, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $130,271 and decreased the derivative liability of $770,860.  These transactions resulted in a net “non-cash” gain of $640,589.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.

On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of $148,829.

On September 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.45) and recorded a net “non-cash” gain of $252,679.

For the six-month period ended September 2011, these transactions resulted in a net “non-cash” gain of $963,726 due to fair market changes in the derivative liability of the 2010 convertible debt notes and the extinguishments of the financing charges and prior derivative liability.

In summary, during the six-month period ending September 30, 2011, the Company recorded a net “non-cash” gain of $2,335,480 related to the 2009 and 2010 Notes; approximately $1,400,000 due to the extinguishment of the original convertible debt notes and deferred financing charges; and $935,540 related to changes in the fair market value of the convertible debt notes derivative liabilities.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of September 30, 2011, for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending September 30,
2012	$1,173,864
2013	2,923,864
2014	4,174,897
2015	0
2016	0
Thereafter	0
$8,272,625

5.	GAIN AND LOSS ON DISPOSAL OF ASSETS.

On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner is the owner of River Construction and was elected to the Company’s Board of Directors in September 2011.  As a result, $147,500 in accounts payable owing to River Construction as of September 30, 2011 is reported as an accounts payable related party in the Company’s consolidated balance sheet.

6.	BRUNSWICK TERMINAL ASSET PURCHASE.

On July 15, 2010 Blackwater Georgia, L.L.C. (“BWGA”), a wholly-owned subsidiary of the Company, finalized the acquisition of the Brunswick Terminal for $1,800,000 from NuStar Terminals Operations Partnership, L.P.

Presented below are unaudited pro-forma consolidated statements of operations for the six-month period ending September 30, 2010, when considering the operating results of the Brunswick Terminal, if acquired as of April 1, 2010.

Six Months Ended September 30, 2010
Revenue	$3,216,149

Net income (loss)	$(170,766)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.00
DILUTED	$0.00

Weighted average number of shares outstanding:
BASIC	54,462,574
DILUTED	54,462,574

7.	NET INCOME PER SHARE.

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the three months ended
	September 30, 2011
	Income	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$1,153,947	55,611,719	$0.02
Effect of Dilutive Securities:
Stock options	-	1,335,038	(0.00)
Convertible debt	(5,122,063)	9,502,066	(0.08)
Diluted:
Income attributable to common stock, including assumed conversions	$(3,968,116)	66,448,823	$(0.06)

	For the six months ended
	September 30, 2011
	Income	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$2,916,938	55,390,825	$0.05
Effect of Dilutive Securities:
Stock options	-	1,382,952	(0.00)
Convertible debt	(5,539,013)	9,502,066	(0.09)
Diluted:
Income attributable to common stock, including assumed conversions	$(2,622,075)	66,275,843	$(0.04)

For the three-month and six-month periods ending September 30, 2011 120,000 potentially dilutive securities were excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive.

8.	EMBEDDED DERIVATIVE LIABILITY.

As described in Note 4, the Company issued convertible debt notes in October 2009 and March 2010.  The notes are convertible at $0.50 per share, or $0.40 per share upon a change in control of the Company.  Based on the alternative conversion options, the Company determined that the conversion options in the notes should be accounted for as derivatives.  The Company used the Black Scholes model to determine the fair value of each of the conversion options as of September 30, 2011, assigning a probability of occurrence to each conversion option.  The final fair value of each of the derivative liabilities considered the likelihood of conversion at the separate conversion prices.

On June 24, 2011 as per ASC 470 the Company amended the notes to extend the maturity date from October 15, 2011 to October 15, 2013 for the October 2009 Notes and from March 31, 2012 to September 30, 2013 for the March 2010 Notes.  As a result of these changes to the maturity dates, the Company compared the fair values of the embedded derivative liabilities using the maturity dates immediately prior to and after the modification date to determine if the amendments should be accounted for as a debt extinguishment.

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

At the end of the June 30, 2011 reporting period, the fair value of the derivative liability was $2,601,092, which resulted in a non-cash gain of $269,895.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 188.74%, risk free rate of 0.7%, an expected term of approximately twenty-eight months and a current stock price of $0.51.

At the end of the September 30, 2011 reporting period, the fair value of the derivative liability was $2,143,206, which resulted in a non-cash gain of $457,886.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 151.67%, risk free rate of 0.27%, an expected term of approximately twenty-five months and a current stock price of $0.45.

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

At the end of the June 30, 2011 reporting period, the fair value of the derivative liability was $1,496,424, which resulted in a non-cash gain of $148,829.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 185.23%, risk free rate of 0.7%, an expected term of approximately twenty-seven months and a current stock price of $0.51.

At the end of the September 30, 2011 reporting period, the fair value of the derivative liability was $1,243,745, which resulted in a non-cash gain of $252,679.  The fair value was calculated using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 152.12%, risk free rate of 0.27%, an expected term of approximately twenty-four months and a current stock price of $0.45.

For the six-month period ended September 30, 2011, the Company recorded an aggregate gain of $935,540 as a result of these transactions.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of September 30, 2011:

LIABILITIES:	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3

Convertible loan derivative liability at March 31, 2011	$1,397,911	$-	$-	$1,397,911
Change in fair market value from March 31, 2011 to June 24, 2011	$193,749	$-	$-	$193,749
Accounting “extinguishment” of derivative liabilities on June 24, 2011	$(1,591,660)	$-	$-	(1,591,660)
Establishment of new derivative liabilities on June 24, 2011	$4,516,240	$-	$-	$4,516,240
Change in fair market value from June 24, 2011 to June 30, 2011	$(418,724)	$-	$-	$(418,724)
Change in fair market value from July 1, 2011 to Sept. 30, 2011	$(710,565)	$-	$-	$(710,565)

Convertible loan derivative liability at September 30, 2011	$3,386,951	$-	$-	$3,386,951

10.	SUBSEQUENT EVENTS.

On October 05, 2011, director Herbert Whitney gave notice to the Company of his intent to exercise 200,000 of the options granted to him in 2009, in a cashless exercise transaction.  This cashless option exercise transaction resulted in Mr. Whitney surrendering 75,555 shares; determined by the stated exercise amount of $34,000 (exercise per share price of $0.17 for the 200,000 of the options granted to him in 2009), divided by the value of the Company’s common stock share price on October 05, 2011 of $0.45, the date of exercise.  After surrendering the 75,555 shares, Mr. Whitney received 124,445 common shares.  The Company did not record any expenses related to this event.

Effective on November 1, 2011, the Company’s wholly-owned subsidiary, Blackwater Georgia, L.L.C. entered into an agreement titled Fourth Amendment to Agreement (the “Agreement”) with the Georgia Ports Authority (“GPA”).  The Agreement amends the property lease of the Brunswick Terminal by renewing and extending the lease period an additional four years, through September 4, 2016.

Additionally, in consideration of the lease, the Company shall pay to the GPA, as rental, the annual sum of Thirty-six Thousand Dollars ($36,000), payable monthly in the amount of Three Thousand Dollars ($3,000) in advance before or on the first day of each month during the renewal term.

All other terms and conditions of the original lease agreement and earlier amendments between the property’s former Lessors and Lessees remain unchanged and in full force and effect.

Our investment relations firm, Malcolm McGuire & Associates, received 5,000 additional shares of the Company’s common stock during and for the periods of October and November 2011 with an aggregate grant date fair value of $1,975.

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

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory and transaction-related expenses.  At purchase, the Westwego Terminal had an approximate leasable storage capacity of 752,000 barrels.  As of September 30, 2011 the Westwego Terminal had leasable storage capacity of 857,000 barrels.

Brunswick Terminal Operations.  In February 2010, we formed Blackwater Georgia, L.L.C. (BWGA), a Georgia limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Brunswick, GA Terminal (the “Brunswick Terminal”) on July 15, 2010.

The purchase price for the Brunswick Terminal was $1,800,000.  At purchase and as of September 30, 2011, the Brunswick Terminal had an approximate leasable storage capacity of 161,000 barrels.

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

On May 16, 2011, the Company entered into a non-binding Letter of Interest to acquire an existing liquid terminal facility in Salisbury, Maryland for $1,600,000.  Subsequent to this date, via amendments one through four to the Letter of Interest, the Company has agreed to extend the execution of the Purchase and Sale Agreement to November 15, 2011 and to extend the closing date of the transaction to November 30, 2011, pending the results of the Company’s due diligence process.  On May 25, 2011, the Company remitted a $25,000 deposit to the seller, which amount shall be credited toward the purchase price at closing.  In the event the acquisition of the terminal by the Company is not consummated for any reason (other than due to the seller’s breach of the Letter of Interest), the seller will retain the deposit as a break-up fee.  The Company has requested long-term funding of the potential acquisition from JPM.

Results of Operations

For the Three-Month and Six-Month Periods Ended September 30, 2011 and September 30, 2010.

Revenues. Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services. The following is a discussion about each source of revenue.

Revenues-Storage Revenues.  The Company’s storage tank revenues for the three-month period ending September 30, 2011 and 2010 totaled approximately $1,810,100 and $1,480,800, respectively.  This is an increase of approximately 22% when comparing the three-month periods ending September 30th.  For the three-month period ended September 30, 2011, the monthly average storage revenue was approximately $603,400 and for the three-month period ended September 30, 2010, the monthly average was approximately $493,600.

The Company’s storage tank revenues for the six-month period ending September 30, 2011 and 2010 totaled approximately $3,439,000 and $2,730,900, respectively.  This is an increase of approximately 26% when comparing the six-month periods ending September 30th.  For the six-month period ended September 30, 2011, the monthly average storage revenue was approximately $573,200 and for the six-month period ended September 30, 2010, the monthly average was approximately $455,100.

The rise in revenues is attributable to an increase in the number of tanks and barrels leased, an increase in the rate structure due to a different product mix, increased services offered, and the purchase of the Brunswick Terminal on July 15, 2010.

As the Brunswick Terminal was purchased in July 2010, the six-month period ended September 30, 2010 does not include storage revenues for the period April 1, 2010 through July 31, 2010 earned from our Brunswick Terminal.  For the six-month period ending September 30, 2011, the Brunswick Terminal storage revenues averaged approximately $62,700 per month.  For the two-month period ended September 30, 2010, the Brunswick Terminal storage revenues averaged $35,000 per month.  When considering only the Westwego Terminal storage revenues of approximately $3,063,000 for the six-month period ended September 30, 2011, averaging approximately $510,500 per month, this represents a 15% increase from the six-month period ended September 30, 2010 of approximately $2,660,900 in storage revenues, averaging approximately $443,500 per month.

Management monitors the utilization rate of the leasable barrels available in our storage tanks each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38% and at the Brunswick Terminal, the utilization rate in July 2010 was 0%.

As of September 30, 2011 we had leased approximately 966,100 barrels of storage, for a combined storage utilization rate of approximately 95%.  Additional storage quotes for both terminals, presented to potential customers, are pending approval.  The major products currently stored at our terminals are lubricating oils, 50% diaphragm grade caustic soda, soybean oils, and liquid fertilizer.

See the table following for the month-to-month utilization rate percentages.  Management attributes the December 2008-September 2011 increase of 150% in the utilization rate to aggressive marketing of our terminals, the desirable locations of our terminals as distribution hubs, our services offered, available storage capacity, and to management’s industry associations.  If considering the six tanks or 45,000 barrels demolished in July and August 2010 as only temporarily unavailable capacity, then the consolidated utilization rate as of September 30, 2011 would be approximately 91% or an increase of 140% from the original acquisition dates.

		CONSOLIDATED BARREL	CONSOLIDATED
MONTH	Footnote	CAPACITY AVAILABLE	UTILIZATION RATE
September-11		1,018,000	94.9%
August-11		1,018,000	94.8%
July-11		1,018,000	87.2%
June-11		1,018,000	86.8%
May-11		1,018,000	86.8%
April-11		1,018,000	85.9%
March-11		1,018,000	85.4%
February-11		1,018,000	84.0%
January-11		1,018,000	62.9%
December-10		1,018,000	69.8%
November-10		1,018,000	70.7%
October-10		1,018,000	81.6%
September-10		1,018,000	82.0%
August-10	*6	1,018,000	82.0%
July-10	*4 & *5	1,033,000	80.9%
June-10	*3	902,000	77.0%
May-10		852,000	75.7%
April-10		852,000	75.7%
March-10		852,000	78.0%
February-10	*2	852,000	76.7%
January-10		752,000	75.0%
December-09		752,000	74.4%
November-09		752,000	73.3%
October-09		752,000	71.8%
September-09		752,000	71.8%
August-09		752,000	71.8%
July-09		752,000	65.6%
June-09		752,000	56.4%
May-09		752,000	55.9%
April-09		752,000	56.9%
March-09		752,000	57.8%
February-09		752,000	57.8%
January-09		752,000	57.8%
December-08	*1	752,000	38.0%

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
*3 – Jun 2010, Completed construction of one 50,000 barrel tank at the Westwego Terminal.
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.

Revenues-Ancillary Services.  Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  The Company’s ancillary revenues for the three-month period ended September 30, 2011 totaled approximately $473,100 and for the three-month period ended September 30, 2010 totaled approximately $278,400.  The comparative three-month to three-month ending periods is approximately a 70% increase in ancillary revenues.

The Company’s ancillary revenues for the six-month period ended September 30, 2011 totaled approximately $1,173,900 and for the six-month period ended September 30, 2010 totaled approximately $345,300.  The comparative six-month to six-month ending periods is more than a three-fold increase in ancillary revenues.

Ancillary services are expected to continue to grow in the coming months, due to expected excess through-put fees and an ever-increasing array of ancillary services the Company is offering to customers, specifically blending and packaging, which commenced at the Westwego Terminal in August 2010.  See the table presented in the following Cost of Revenue section for a summary of packaging revenues.

Cost of Revenue.  Our cost of revenue consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, terminal materials and supplies, subcontractors, depreciation expenses, and other expenses.  Our costs of revenue have increased ratably from period to period due to our increased utilization, services offered and revenues but have historically remained the same or decreased in percentage when compared to total revenue for all categories, except the general materials category, due to the addition of our recent packaging services.

Our costs of revenues operating expenses totaled approximately $767,800 for the three-month period ended September 30, 2011, or approximately 34% of revenue; as compared to approximately $588,500 for the three-month period ended September 30, 2010 or 33% of revenue.  The monthly average cost of revenue operating expenses for the three-month period ended September 30, 2011 was approximately $255,900; and for the three-month period ended September 30, 2010 it was $196,200.

The key indicator of labor as a percentage of revenue increased slightly from 10.6% to 10.7% for the three-month periods ending September 30, 2010 and 2011, respectively, even when considering increased activities and service.  General materials increased from 12.6% to approximately 14% for the three month periods ending September 30, 2010 and 2011, respectively, as we consumed materials and supplies utilized by our new packaging activities which began in August 2010.  Additionally, during the three-month period ended September 30, 2011, the Company made various infrastructure improvements at the Westwego Terminal which were not capitalized.  Depreciation expense remained relatively the same at between 6% to 7%, as a percentage of revenues, respectively for the three-month periods ended September 30, 2011 and 2010.

Our costs of revenues operating expenses totaled approximately $1,514,900 for the six-month period ended September 30, 2011, or approximately 33% of revenue; as compared to approximately $929,900 for the six-month period ended September 30, 2010 or 30% of revenue.  The monthly average cost of revenue operating expenses for the six-month period ended September 30, 2011 was approximately $252,500 and for the six-month period ended September 30, 2010 it was approximately $155,000.

The key indicator of labor as a percentage of revenue decreased from 10.6% to 10.4% for the six-month periods ending September 30, 2010 and 2011, respectively, even when considering increased activities and service.  General materials increased from 9% to approximately 13% for the six month periods ending September 30, 2010 and 2011, respectively, as we consumed materials and supplies utilized by our new packaging activities which began in August 2010.  Additionally, during the six-month period ended September 30, 2011, the Company made various infrastructure improvements at the Westwego Terminal; which were not capitalized.  Depreciation expense remained relatively the same at between 6% to 7%, as a percentage of revenues, respectively for the six-month periods ended September 30, 2011 and 2010.

Shown in the table following is a summary of our revenues and cost of revenues with our packaging activity segregated from our storage and other ancillary activities for both six-month periods ended September 30th.  The packaging activity at the Westwego Terminal began in August 2010.  This activity has a lower labor costing structure, 7% of revenues, than our other combined labor category, 11% of revenues.  The general materials category for our packaging activity shows a much larger percentage of revenues than our ancillary activity, because for the packaging activity we purchase a large volume of packaging materials; whereas for the storage and ancillary activity, this is mostly service activity.

Both of these activities reported increases in the gross profit percentage when comparing the periods ending September 30th. Additionally, our storage and ancillary activity for the six-month period ended September 30, 2011 had a lower overall cost of revenues of 24% than did the similar period ended September 30, 2010 which was 26%.  Some of this difference is due to the increased revenues and low cost of revenue as contributed by the Brunswick Terminal during the six-month period ended September 30, 2011.  The Brunswick Terminal was acquired in July 2010, with activity beginning in August 2010.

	Six-Month Period Ended September 30, 2011

	Storage & Ancillary Activity		Packaging Activity		Total Activity
Consolidated Revenue	$3,846,089		$766,770		$4,612,859

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(429,165)	11%	$(52,171)	7%	$(481,336)	11%
General materials	$(100,811)	3%	$(518,513)	67%	$(619,324)	13.5%
Subcontractors	$(22,671)	0.5%	$-	0%	$(22,671)	0.5%
Depreciation	$(279,576)	7%	$(5,484)	1%	$(285,060)	6%
Other costs	$(96,477)	2.5%	$(9,984)	1%	$(106,461)	2%
Total cost of revenue	$(928,700)	24%	$(586,152)	76%	$(1,514,852)	33%

Gross Profit	$2,917,389	76%	$180,618	24%	$3,098,007	67%

	Six-Month Period Ended September 30, 2010

	Storage & Ancillary Activity		Packing Activity (Aug & Sep 2010)		Total Activity
Consolidated Revenue	$2,856,739		$219,410		$3,076,149

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(296,619)	10%	$(28,210)	13%	$(324,829)	11%
General materials	$(128,985)	5%	$(148,017)	68%	$(277,002)	9%
Subcontractors	$(26,098)	1%	$0	0%	$(26,098)	1%
Depreciation	$(230,181)	8%	$0	0%	$(230,181)	7%
Other costs	$(69,009)	2%	$(2,774)	1%	$(71,783)	2%
Total cost of revenue	$(750,892)	26%	$(179,001)	82%	$(929,893)	30%

Gross Profit	$2,105,847	74%	$40,409	18%	$2,146,256	70%

Gross Profit.  Gross profit increased approximately 29% for the comparable three-month periods ending September 30th.  Gross profit for the three-month period ended September 30, 2011 was approximately $1,515,400, or 66% of revenues, or an average of approximately $505,100 per month.  The gross profit for the three-month period ended September 30, 2010 was approximately $1,170,600, or 66% of revenues, or an average of approximately $390,200 per month.

Gross profit increased approximately 44% for the comparable six-month periods ending September 30th.   Gross profit for the six-month period ended September 30, 2011 was approximately $3,098,000, or 67% of revenues, or an average of approximately $516,300 per month.  The gross profit for the six-month period ended September 30, 2010 was approximately $2,146,300, or 70% of revenues, or an average of approximately $357,700 per month.

Management is very pleased with this increased profitability, in terms of both dollars and overall percentages.  The six-month period-to-period gross profit percentage decrease from 70% to 67% is attributable to the growth of our packaging activity.  While this activity’s gross profit percentage continues to increase since its commencement in August 2010, it achieves a lower gross profit percentage than does our storage and ancillary activity.  Our storage and ancillary activity gross profit percentage continues to rise due to an increase in our ancillary services being offered, higher storage utilization, and operational efficiencies during the comparative periods.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), other non-cash compensation to non-employee consultants, expenses related to being a public company, professional fees, insurance, and other expenses that were not allocated or expensed to the terminals’ operations via our cost of revenue.  The narrative and the table following outlines these expenses for the six-month period ended September 30, 2011 and the six-month period ended September 30, 2010.

Our consolidated SG&A expenses for the three-month period ended September 30, 2011 were $883,000 or 39% of total revenues, averaging approximately $294,300 per month.  Our consolidated SG&A expenses for the three-month period ended September 30, 2010 were approximately $1,129,700 or 64% of total revenues, averaging approximately $376,600 per month.  This is a 22% decrease in SG&A expenses in terms of dollars expensed.

Our consolidated SG&A expenses for the six-month period ended September 30, 2011 were approximately $1,675,300 or 36% of total revenues, averaging approximately $279,200 per month.  Our consolidated SG&A expenses for the six-month period ended September 30, 2010 were approximately $1,842,000 or 60% of total revenues, averaging approximately $307,000 per month.  This is a 9% decrease in SG&A expenses in terms of dollars expensed.

Management is very pleased with the outcome of its efforts to grow the business without proportionally increasing SG&A expenses as a percentage of total revenue.  This is evidenced with the reduction of SG&A expenses, as related to revenues, decreasing from 60% for the six-month period as of September 30, 2010 to 36% for the six month period as of September 30, 2011.

Non-cash SG&A activity for the three-month and six-month periods ended September 30, 2011 includes management non-cash compensation expense for services of approximately $124,400 and $239,600, respectively and approximately $3,650 and $7,400, respectively for professional services.  Excluding these non-cash amounts, our total SG&A expenses for the three-month and six-month periods ended September 30, 2011 would have been approximately $754,900 and $1,428,300, respectively or approximately 33% and 31%, respectively of total revenues.

Comparatively, non-cash activity for the three-month and six-month period ended September 30, 2010 includes management non-cash compensation expense for services of approximately $98,000 and $192,000, respectively.  Non-cash activity for directors’ compensation expense was approximately $241,000 for the three-month and six-month periods ended September 30, 2010.  Non-cash activity also included approximately $19,000 and $27,000, respectively for other share-based compensation.  Excluding these non-cash amounts, our total SG&A expenses for the three-month and six-month period ended September 30, 2010 would have been approximately $771,700 and $1,382,000, respectively or approximately 44% and 45%, respectively of total revenues.

The amount expensed for management’s salaries was the same for both six-month periods but increased as a percentage of the total SG&A amount expensed because the total amount expensed decreased.  Non-cash, share-based compensation expensed for management and non-employee professional fees decreased significantly as of September 30, 2011 as compared to the six-month period ended September 2010, when the Company expensed additional share-based compensation expense due to an exercise date extension granted to directors.  The underlying expense for the non-cash, share-based compensation granted for management remains relatively the same.  Professional fees for the six-month comparative periods were basically unchanged.  Business related insurance expenses decreased, even when considering insuring the Brunswick Terminal, due to better insurance rates.  The Other SG&A expense category increased in both dollar volume and as a percent of revenues due to additional employees qualifying to be enrolled in the Company’s group insurance programs and other company benefits, office equipment; as well as, an increase in travel related expenses.

	For the Six-Month		For the Six-Month
	Period Ended		Period Ended
Selling, General & Administrative (SG&A) Expenses:	September 30, 2011		September 30, 2010
Management Salaries	$496,000	30%	$496,000	27%

Management & Service Share-Based (non-cash) Compensation	240,000	14%	460,000	25%

Professional Fees	330,500	20%	328,000	18%

Insurance-Other	202,200	12%	225,000	12%

Other SG&A Expenses	406,600	24%	333,000	18%

Total SG&A Expenses	$1,675,300	100%	$1,842,000	100%

Gain / Loss on Disposal of Assets.  On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner, who was recently elected to the Company’s Board of Directors, is the owner of River Construction.  The Company recorded no gain or loss on the disposal of assets during the three-month period ended September 30, 2011.

During the three-month and six-month periods ended September 30 2010, we recorded approximately $150,000 and $174,000, respectively related mostly to the demolition of small storage tanks at the Westwego Terminal.

Depreciation.   Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $12,000 for the three-month period ended September 30, 2011, and approximately $25,000 for the six-month period ending September 30, 2011.  Depreciation expense was approximately $12,000 for the three-month period ended September 30, 2010, and approximately $22,000 for the six-month period ending September 30, 2010.  The minor increases between 2011 and 2010 are due to the addition of assets.

Interest Expense. We recorded net interest expense of approximately $176,700 for the three-month period ended September 30, 2011 and approximately $262,600 for the three-month period ended September 30, 2010.  This decrease is due to the extinguishment of the deferred financing charges related to the convertible debt loan in June 2011.

We recorded net interest expense of approximately $454,500 for the six-month period ended September 30, 2011 and approximately $380,100 for the six-month period ended September 30, 2010.  Despite the apparent net increase between the two periods, actual interest expense decreased from $558,300 as of September 30, 2010 to $485,782 as of September 30, 2011.  The variation between the six-month periods ended on September 30th  is related to a decrease in the amount of interest expense capitalized, which is due to a reduction in the total value of the Company’s construction in process projects.

The following table summarizes the Company’s interest expense incurred and interest expense capitalized during the six-month periods ended September 30th.  Bank Loans refer to our loan agreements with JPM.  Convertible Debt Loans refer to our loan agreements with investors as per our 2009 Notes and our 2010 Notes private offerings wherein we pay quarterly interest payments, and to the non-cash deferred financing charges related to the convertible debt loans, which were extinguished in June 2011.  The Company capitalizes interest costs while construction in process projects are under construction.

The following table summarizes the Company’s net interest expense as of September 30, 2011 and September 30, 2010.

	For the Six-Month Period Ended September 30, 2011	For the Six-Month Period Ended September 30, 2010
Bank Loans	$94,247	$103,200
Convertible Debt Loans	237,552	237,550
Deferred Financing Charges Related to Convertible Debt Loans (non-cash)	151,681	214,450
Other Interest & Interest Income, Net	2,302	3,100
Total Interest Incurred	$485,782	$558,300

Less Interest Capitalized to Construction in Process Projects	$(31,315)	$(178,200)
Net Interest Expense	$454,467	$380,100

Gain on Bargain Purchase of Assets.  On July 15, 2010 we finalized the acquisition of the Brunswick Georgia Terminal for $1,800,000.  We commissioned and obtained a leasehold valuation appraisal from a third-party independent appraisal firm.  The Brunswick Terminal Appraisal concluded that the leasehold value on the Brunswick Terminal, as of July 15, 2010, was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 non-cash gain for the difference, which is recorded in the Company’s state of operations.

Gain on Extinguishment of Convertible Debt Loans and Gain on Change in the Fair Market Value of Derivative Liabilities.

 In June 2011, the Board of Directors of the Company passed a resolution to seek written consent from the holders of the Company’s 2009 and 2010 Convertible Promissory Notes to amend the note’s maturity dates from October 15, 2011 to October 15, 2013 for the 2009 Notes and from March 31, 2012 to September 30, 2013 for the 2010 Notes.  As of October 4, 2011, the Company had received signed amendment agreements from 100% of the note holders.

These changes to the maturity dates were evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendments, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debts prior to their maturity date amendment and then entered into entirely new debt agreements after the amendment. (see Note 8)

In connection with the original offerings, we incurred cash fees and issued shares of the Company’s restricted common stock, valued at the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original terms of the convertible notes using the effective interest rate method.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011; therefore, we wrote off the remainder of the unamortized deferred financing asset of $191,720 and recorded a loss due to this extinguishment.  We also wrote off the derivative liabilities of $1,591,660 and recorded a gain.  These transactions resulted in a net “non-cash” gain of $1,399,940.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $193,749.  Additionally as per ASC 470, we evaluated the derivative liabilities related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $4,516,240.  This amount will be amortized over the new remaining life of the notes, until October 15, 2013 for the 2009 notes and until September 30, 2013 for the 2010 notes.

On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of $418,724.

On September 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities again (using the BWMS closing share price of $0.45) and recorded a net “non-cash” gain of $710,565.

The net result of these transactions was a “non-cash” gain on the extinguishment of convertible debt loans of $1,399,940 and a “non-cash” gain on the change in the fair market value of derivative liabilities of $935,540.

Net Income.  We recorded net income of $1,153,947 during the three-month period ended September 30, 2011 or approximately 51% of revenues.  Even without considering the extraordinary “non-cash” gain attributed to the fair market valuations of the derivative liabilities of approximately $710,600, the Company still recorded net income of $443,382 or approximately 19% of revenues.  For the three-month period ended September 30, 2010, we recorded a net loss of $(283,582) or (16%) of revenues.

For the six-month period ended September 30, 2011 we recorded net income of $2,916,938 or approximately 63% of revenues.  Even without considering the extraordinary “non-cash” gain attributed to the fair market valuations of the derivative liabilities of approximately $935,540 and the extraordinary “non-cash” gain of approximately $1,400,000 attributed to the extinguishments (as per applicable accounting standards) of convertible debt loans, the Company still recorded net income of $581,458 or approximately 13% of revenues.  For the six-month period ended September 30, 2010, we recorded a net loss of $(171,979) or approximately (5%) of revenues.

When excluding non-cash events (see presentation following) we generated cash income of approximately $899,400 for the three-month period ending June 30, 2011 and cash income of $752,549 for the three-month period ending September 30, 2011.  These combined periods resulted in the Company generating $1,651,946 in cash income.  This doubling of cash generated during the comparative six-month period ended September 30, 2010 is a result of increased revenues and decreased expenses.  See our Consolidated Statements of Cash Flows for more information pertaining to earnings and cash flows.

ACTIVITY	Three-Month Period Ended June 30, 2011	Three-Month Period Ended September 30, 2011	Six-Month Period Ended September 30, 2011
NET INCOME	1,762,991	$1,153,947	$2,916,938
Add Back Non-Cash Events:
Depreciation	155,296	154,402	309,698
Stock-Based Compensation	118,949	128,049	246,998
Amortization of Deferred Financing Fees & Convertible Loan Discounts	124,965	26,716	151,681
Disposal of Assets	362,110	0	362,110
Gain on Bargain Purchase	0	0	0
Less: Gain on Extinguishment of Convertible Debt Loans	(1,399,940)	0	(1,399,940)
Less: Gain on Change in Fair Market Value of Convertible Debt Derivative Liabilities	(224,975	(710,565)	(935,540)
NET INCOME WITHOUT NON-CASH EVENTS	899,396	$752,549	$1,651,945

ACTIVITY	Three-Month Period Ended June 30, 2010	Three-Month Period Ended September 30, 2010	Six-Month Period Ended September 30, 2010
NET INCOME	111,603	$(283,582)	$(171,979)
Add Back Non-Cash Events:
Depreciation	106,096	146,203	252,299
Stock-Based Compensation	101,752	358,528	460,280
Amortization of Deferred Financing Fees & Convertible Loan Discounts	107,236	107,236	214,472
Disposal of Assets	24,152	155,026	179,178
Gain on Bargain Purchase	0	(100,000)	(100,000)
Less: Gain on Extinguishment of Convertible Debt Loans	0	0	0
Less: Gain on Change in Fair Market Value of Convertible Debt Derivative Liabilities	0	0	0
NET INCOME WITHOUT NON-CASH EVENTS	450,839	$383,411	$834,250

Liquidity and Capital Resources.

General.  Our primary cash requirements are for working capital which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  The Company has generated positive operating cash flows for the six-month period ended September 30, 2011 and management projects that the Company will continue to generate positive operating cash flows in the months and years to come.  This will be accomplished by management’s ability to control and/or defer discretionary expenses and its continued efforts to increase the storage utilization and services offered at the Westwego and Brunswick Terminals.

Management was successful in extending the maturity dates of the Company’s 2009 and 2010 convertible debt loans until October 15, 2013 and September 30, 2013, respectively.  Management projects that the Company’s operations will generate sufficient cash to reimburse the convertible debt note holders upon maturity.  If we do not generate sufficient cash from operations to meet these requirements, we will attempt to raise funds through debt financing and/or equity.

We generally fund our strategic capital expenditures from external sources primarily borrowing that is secured by long-term contracts with our customers.  However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control.  The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Significant Events during the Three-Month and Six-Month Periods Ended September 30, 2011.

Bank Loans

In January 2011, JPM responded affirmatively to the Company’s request to delay the next few months of principal payments on the October 29, 2010 Term Note and make payments “as we are able.”  JPM and the Company agreed that the Company’s funds would be better used by making payments against outstanding accounts payable.  The January 2011 principal payment was paid in February 2011, the February 2011 principal payment was paid in March 2011, the March principal payment was paid in April 2011, and the April, May and June principal payments were paid in June 2011.  Since June 2011, the principal payments have been made timely, and the Company anticipates that all subsequent principal payments will be made timely.

Convertible Debt

For a summary of the transactions pertaining to our 2009 and 2010 convertible debt notes, see the table below and the narratives following.

COMBINED 2009 & 2010 CONVERTIBLE DEBT LOANS
BEGINNING BALANCE OR EVENT DATE	EVENT	CD LOANS	DEFERRED FINANCING CHARGES ASSET	DERIVATIVE LIABILITY	PRINCIPAL LIABILITY	DISCOUNT TO PRINCIPAL LIABILITY	FINANCING CHARGES AND DISCOUNT EXPENSE	(GAIN) / LOSS on FMV Changes & Extinguishments
3/31/2011	Beginning Balances	2009	$134,763	$(705,422)	$(3,001,033)	$-	$-	$-
		2010	$180,149	$(692,489)	$(1,750,000)	$-	$-	$-
4,5,6/2011	Allocation of Deferred Financing Charges	2009	$(73,314)	$-	$-	$-	$73,314	$-
		2010	$(49,878)	$-	$-	$-	$49,878	$-
6/24/2011	Increase Derivative Liability due to Maturity Extension Date: as per BWMS FMV Share Price = $.55	2009	$-	$(115,378)	$-	$-	$-	$115,378
		2010	$-	$(78,371)	$-	$-	$-	$78,371
6/24/2011	Extinguish Deferred Financing Charges & Derivative Liability because CD Notes "technically" became new instruments	2009	$(61,449)	$820,800	$-	$-	$-	$(759,351)
		2010	$(130,271)	$770,860	$-	$-	$-	$(640,589)
6/24/2011	Record New Derivative Liability Instrument and offset as Discount to Principal Liability of CD Notes: as per BWMS FMV Share Price = $.55	2009	$-	$(2,870,987)	$-	$2,870,987	$-	$-
		2010	$-	$(1,645,253)	$-	$1,645,253	$-	$-
6/30/2011	Decrease Derivative Liability as per BWMS FMV Share Price = $.51	2009	$-	$269,895	$-	$-	$-	$(269,895)
		2010	$-	$148,829	$-	$-	$-	$(148,829)
6/30/2011	Allocate Discount for June 24, 2011-June 30, 2011	2009	$-	$-	$-	$(825)	$825	$-
		2010	$-	$-	$-	$(948)	$948	$-
7/31/2011	Allocate Discount for July 2011	2009	$-	$-	$-	$(3,491)	$3,491	$-
		2010	$-	$-	$-	$(4,229)	$4,229	$-
8/31/2011	Allocate Discount for August 2011	2009	$-	$-	$-	$(3,671)	$3,671	$-
		2010	$-	$-	$-	$(4,981)	$4,981	$-
9/30/2011	Allocate Discount for September 2011	2009	$-	$-	$-	$(4,476)	$4,476	$-
		2010	$-	$-	$-	$(5,868)	$5,868	$-
9/30/2011	Decrease Derivative Liability as per BWMS FMV Share Price = $.45	2009	$-	$457,886	$-	$-	$-	$(457,886)
		2010	$-	$252,679	$-	$-	$-	$(252,679)
							$-
9/30/2011	Ending Balances		$(0)	$(3,386,951)	$(4,751,033)	$4,487,751	$151,681	$(2,335,480)
				Net Convertible Debt Note Liabilities		$(3,650,233)

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes set a maturity date on October 15, 2011 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 and $150,052, respectively for the three-month and six-month periods ending September 30, 2011 and September 30, 2010.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of September 30, 2011 and September 30, 2010 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase between the 2010 and 2011 ending period related party amounts are due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Note to extend the note’s maturity date from October 15, 2011 to October 15, 2013.  As of October 4, 2011, the Company had received signed amendment agreements from 100% of the note holders.

As per applicable accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the six-month period ended September 30, 2011 and the six-month period ended September 30, 2010, we amortized $73,314 and $124,397, respectively, of deferred financing cost.  During the three-month period ended September 30, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended September 30, 2010 we expensed $62,198.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $115,378, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $61,449 and decreased the derivative liability of $820,800.  These transactions resulted in a net “non-cash” gain of $759,351.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount was recorded as a discount to the debt and will be amortized over the new remaining life of the notes, until October 15, 2013.

On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of $269,895.

On September 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.45) and recorded a net “non-cash” gain of $457,886.

For the six-month period ended September 2011, these transactions resulted in a net “non-cash” gain of $1,371,754 due to fair value changes in the derivative liability of the 2009 convertible debt notes and the extinguishments of the financing charges and prior derivative liability.

As a result of the First Amendment to the Credit Agreement with JPMorgan Chase Bank (“JPM”), the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014, as requested by JPM.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes set a maturity date on March 31, 2012 and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 and $87,500, respectively for the three-month and six-month periods ending September 30, 2011 and September 30, 2010. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of September 30, 2011 and September 30, 2010 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase between the 2010 and 2011 ending period related party amounts are due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amount of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 8)

In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Note to extend the note’s maturity date from March 31, 2012 to September 30, 2013.  As of October 4, 2011, the Company had received signed amendment agreements from 100% of the note holders.

As per applicable accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the six-month period ended September 30, 2011 and the six-month period ended September 30, 2010, we amortized $49,878 and $90,074, respectively, of deferred financing cost.  During the three-month period ended September 30, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended September 30, 2010 we expensed $45,037.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $78,371, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $130,271 and decreased the derivative liability of $770,860.  These transactions resulted in a net “non-cash” gain of $640,589.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.

On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.51) and recorded a net “non-cash” gain of $148,829.

On September 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability again (using the BWMS closing share price of $0.45) and recorded a net “non-cash” gain of $252,679.

For the six-month period ended September 2011, these transactions resulted in a net “non-cash” gain of $963,726 due to fair market changes in the derivative liability of the 2010 convertible debt notes and the extinguishments of the financing charges and prior derivative liability.

In summary, during the six-month period ending September 30, 2011, the Company recorded a net “non-cash” gain of $2,335,480 related to the 2009 and 2010 Notes; approximately $1,400,000 due to the extinguishment of the original convertible debt notes and deferred financing charges; and $935,500 related to changes in the fair market value of the convertible debt notes derivative liabilities.

Discussion.   As of September 30, 2011, our total assets were approximately $13,697,000.  This amount includes cash and cash equivalents of $35,275.  Additionally, the total assets amount includes approximately $261,100 for trade receivables, approximately $173,700 for prepaid expenses, and approximately $13,227,000 for net property, plant and equipment.

Our total liabilities were approximately $8,914,000.  Our current liabilities were approximately $6,303,000, which includes accounts and accrued payables of approximately $1,557,000, deferred revenue (due to storage prepayment) of $154,400, liabilities for our tank disposal associated with our insurance incident of approximately $30,500, derivative liabilities associated with our convertible debt loans of approximately $3,387,000, and the current portion of our long-term bank debt of approximately $1,174,000.  Our long-term liabilities are approximately $2,611,000; which includes approximately $2,348,000 for our bank loans, and $263,282 of convertible debt loans, net of discounts of $4,487,751.

At September 30, 2011, we had negative working capital of approximately $5,833,000 as compared to negative working capital of approximately $9,000,000 as of March 31, 2011.  This is an improvement in our working capital of approximately $3,156,000 when comparing the two periods.  This improvement is mainly attributable to the reclassification of the Company’s convertible debt loan principal amounts from Current Liabilities to Long-term Liabilities due to the extension of their maturity dates.

When considering our core business results, by excluding the convertible debt related account balances from both our Current Assets and Current Liabilities for both periods, our working capital improved by approximately $709,000.   This amount was calculated by excluding from Current Assets the Current portion of deferred financing charges and from Current Liabilities the Current portion of convertible debt loan and the Derivative liabilities of convertible debt loans.

Based on management’s projections, the Company will continue to increase its working capital.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of September 30, 2011, for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending September 30,
2012	$1,173,864
2013	2,923,864
2014	4,174,897
2015	0
2016	0
Thereafter	0
$8,272,625

As per our unaudited consolidated statements of cash flows, during the six-month period ended September 30, 2011 we reported a net income of approximately $2,916,900.  Reducing this amount were the non-cash activities of approximately $1,265,000; use of cash from changes in operating assets and liabilities of approximately $677,500; use of cash from investing activities of approximately $305,800; and funds used in various financing activities of approximately $684,800-resulting in a decrease in cash for the period of $16,111.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of the fiscal year that have materially affected; or are reasonably likely to materially affect our internal control over financial reporting other than noted above.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 12, 2011 the Company held its annual shareholders’ meeting for the year 2011.  At that meeting the shareholders voted in person or by proxy on the following proposals:

(1) To elect a board of directors;
(2) To ratify the appointment of MaloneBailey, L.L.P. as the Company’s independent auditors for the fiscal year ending March 31, 2012.

The following are the results of the voting:
(1) To elect members to serve on the Company’s board of directors and to hold office until their successors are elected and qualified:

Number of Shares
	For	Withheld
Michael Suder	27,681,286	100,815
Herbert Whitney	27,519,571	262,530
Philip Tracy	27,298,680	483,421
William Gore	26,798,085	984,016
William Weidner	27,681,286	100,815

(2) To ratify the appointment of MaloneBailey, L.L.P. as the Company’s independent auditors for the fiscal year ended March 31, 2012:

For	32,120,664
Against	88,446
Abstain	0

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
10.3*
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011)

10.4*	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011)
10.5*	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011)
10.6*
Receipt of approval from all holders of the Company’s 2009 and 2010 Convertible Promissory Note Amendments, dated June 24, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2011)

10.7*
Fourth Amendment to Agreement between the Georgia Ports Authority and Blackwater Georgia, L.L.C., effect November 7, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2011)

10.8*	Assignment and Assumption of Lease dated May 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November, 2011.

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
10.3*
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011)

10.4*	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011)
10.5*	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011)
10.6*
Receipt of approval from all holders of the Company’s 2009 and 2010 Convertible Promissory Note Amendments, dated June 24, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2011)

10.7*
Fourth Amendment to Agreement between the Georgia Ports Authority and Blackwater Georgia, L.L.C., effect November 7, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2011)

10.8*	Assignment and Assumption of Lease dated May 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation
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