Form 10-Q
period 2011-12-31
Blackwater Midstream Corp.
filed 2012-02-08
CIK 1292518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________

FORM 10-Q

_______________________________________________________
   (Mark One)
☒          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2011

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
As of February 3, 2012, there were 56,476,186 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	MARCH 31,
	2011	2011

ASSETS

CURRENT ASSETS:
Cash	$239,917	$51,386
Receivables-trade	460,107	196,424
Receivables-other	-	208,600
Current portion of deferred financing charges	-	314,913
Prepaid expenses and other current assets	178,212	191,533
Total current assets	878,236	962,856

Property, plant, equipment, net	15,753,187	13,542,885
Intangible assets	328,851	-

TOTAL ASSETS	$16,960,274	$14,505,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,356,256	$1,746,155
Accounts payable-related parties	149,689	10,527
Accrued liabilities	297,060	149,073
Deferred revenue	220,234	215,234
Liabilities-disposal of asset	-	410,431
Current portion of related party long-term convertible debt loans	-	250,000
Current portion of long-term convertible debt loans	-	4,501,033
Derivative liabilities of convertible debt loans	2,519,246	1,397,911
Current portion of long-term bank loans	1,431,686	1,271,686
Total current liabilities	5,974,171	9,952,050

Long-term liabilities:
Bank loans	3,494,262	2,934,660
Related party convertible debt loans, net of discount of $631,220 and $0	43,780	-
Convertible debt loans, net of discount of $3,811,666 and $0	264,367	-
Total long-term liabilities	3,802,409	2,934,660

TOTAL LIABILITIES	9,776,580	12,886,710

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares, issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value: 56,471,186 and 54,792,114 issued, outstanding at December 31, 2011 and March 31, 2011, respectively	56,471	54,792
Additional paid-in capital	8,384,390	8,011,658
Accumulated deficit	(1,257,167)	(6,447,419)
TOTAL STOCKHOLDERS' EQUITY	7,183,694	1,619,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,960,274	$14,505,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Revenue
Storage	$1,932,521	$1,442,760	$5,371,500	$4,173,624
Packaging services	493,995	192,273	1,260,765	411,683
Excess through-put services	2,588	2,550	247,314	7,930
Other services	93,672	292,914	256,056	413,409
Total Revenue	2,522,776	1,930,497	7,135,635	5,006,646

Cost of revenue
Labor	(271,219)	(216,010)	(752,555)	(540,839)
General materials	(375,540)	(362,059)	(994,864)	(639,061)
Subcontractors	(17,078)	(79,133)	(39,749)	(105,231)
Depreciation	(156,093)	(142,000)	(441,153)	(372,181)
Other costs of revenue	(43,198)	12,313	(149,659)	(59,470)
Total cost of revenue	(863,128)	(786,889)	(2,377,980)	(1,716,782)

GROSS PROFIT	1,659,648	1,143,608	4,757,655	3,289,864

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,015,675	776,797	2,691,009	2,618,844
Loss on disposal of assets	-	4,556	362,110	178,532
Depreciation	12,687	12,400	37,325	34,518
Total other operating expenses	1,028,362	793,753	3,090,444	2,831,894

Income from operations	631,286	349,855	1,667,211	457,970

Net interest expense	(195,677)	(262,982)	(650,144)	(643,076)
Gain on bargain purchase of assets	970,000	-	970,000	100,000
Other income	-	139,806	-	139,806
Gain on extinguishment of convertible debt loans	-	-	1,399,940	-
Gain on change in fair market value of derivative liabilities	867,705	-	1,803,245	-

Net Income	$2,273,314	$226,679	$5,190,252	$54,700

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.04	$0.00	$0.09	$0.00
DILUTED	$(0.05)	$0.00	$(0.02)	$0.00

Weighted average number of shares outstanding:
BASIC	55,868,366	54,753,287	55,551,397	54,559,830
DILUTED	65,776,314	66,211,790	65,498,476	65,646,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,190,252	$54,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	478,478	406,699
Amortization of deferred financing fees & convertible loan discounts	196,546	321,707
Net loss on disposal of assets	362,110	164,534
Net gain on bargain purchase of assets	(970,000)	(100,000)
Net gain on extinguishment of convertible debt loans	(1,399,940)	-
Net gain on change in fair market value of derivative liabilities	(1,803,245)	-
Stock based compensation	374,411	609,381

Changes in operating assets and liabilities:
Accounts receivable-trade	(263,683)	(175,284)
Accounts receivable-other	208,600	(156,163)
Prepaid expenses	(2,117)	145,459
Inventory	15,438	(27,257)
Deferred revenue	5,000	(205,734)
Accounts payable and accruals	(618,775)	(562,116)
Net cash provided by (used in) operating activities	$1,773,075	$475,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Brunswick, GA Terminal	-	(1,800,000)
Purchase of Salisbury, MD Terminal	(1,600,000)	-
Purchase of property, plant and equipment	(704,146)	(1,721,384)
Net cash provided by (used in) investing activities	$(2,304,146)	$(3,521,384)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from bank loan	1,600,000	1,816,160
Payments on bank loan	(880,398)	(753,670)
Net cash provided by (used in) financing activities	$719,602	$1,062,490

NET CHANGE IN CASH FOR THE PERIOD	188,531	(1,982,968)
CASH AT BEGINNING OF PERIOD	51,386	2,020,527
CASH AT END OF PERIOD	$239,917	$37,559

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$482,270	$518,657
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Construction in process included in accounts payable	$220,595	$869,871
Barge dock exchanged for accounts payable	$115,000	$-
Debt discount related to derivative liabilities	$4,516,240	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements as of December 31, 2011 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2011 audited financial statements and notes thereto.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2010 have been reclassified to conform to the 2011 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  The results of operations for the nine-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.          PROPERTY, PLANT AND EQUIPMENT.

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life range of the assets when new:

	Estimated Useful Life	December 31, 2011	March 31, 2011
Land	-	$1,914,808	$1,313,947
Office buildings & warehouses	10-40	729,690	339,784
Improvements	20-40	628,049	539,622
Dock	20-40	3,675,065	4,228,648
Tanks, racks and piping	20-40	9,555,672	7,455,192
Equipment	5	16,119	15,346
Office equipment, software, packaging equipment & tools	5 - 7	406,491	337,996
Construction in process		274,073	365,713
Total property, plant and equipment		17,199,967	14,596,248
Less: accumulated depreciation		(1,446,780)	(1,053,363)
Property, plant and equipment, net		$15,753,187	$13,542,885

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

During the nine-month period ended December 31, 2011, the Company capitalized $45,332 of interest expense related to construction in process projects.  During the nine-month period ended December 31, 2010, the Company capitalized approximately $197,200 of interest expense related to construction in process projects during that time.  The difference in the amount of interest capitalized between the 2011 and 2010 nine month periods is due to the decrease in the amount of projects under construction.

Depreciation expenses related to property, plant and equipment totaled $470,764 for the nine-month period ended December 31, 2011 and $406,699 for the nine-month period ended December 31, 2010.

3.          STOCK-BASED COMPENSATION.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2011	2,943,528	$0.18	2.69
Granted	—	—	—
Exercised	2,117,646	—	—
Forfeited	—	—	—
Outstanding at December 31, 2011	825,882	$0.24	6.90
Exercisable at December 31, 2011	825,882	$0.24	6.90

On October 05, 2011, director Herbert Whitney gave notice to the Company of his intent to exercise 200,000 of the options granted to him in 2009, in a cashless exercise transaction.  This cashless option exercise transaction resulted in Mr. Whitney surrendering 75,555 shares; determined by the stated exercise amount of $34,000 (exercise per share price of $0.17 for 200,000 of the options granted to him in 2009), divided by the value of the Company’s common stock share price on October 05, 2011 of $0.45, the date of exercise.  After surrendering the 75,555 shares, Mr. Whitney received 124,445 common shares.  The Company did not record any expenses related to this event.

On November 17, 2011, director Herbert Whitney gave notice to the Company of his intent to exercise 200,000 of the options granted to him in 2009, in a cashless exercise transaction.  This cashless option exercise transaction resulted in Mr. Whitney surrendering 77,273 shares; determined by the stated exercise amount of $34,000 (exercise per share price of $0.17 for 200,000 of the options granted to him in 2009), divided by the value of the Company’s common stock share price on November 17, 2011 of $0.44, the date of exercise.  After surrendering the 77,273 shares, Mr. Whitney received 122,727 common shares.  The Company did not record any expenses related to this event.

On December 21, 2011, former director Mathijs von Houweninge gave notice to the Company of his intent to exercise 705,882 of the options granted to him in 2009, in a cashless exercise transaction.  This cashless option exercise transaction resulted in Mr. Houweninge surrendering 285,714 shares; determined by the stated exercise amount of $120,000 (exercise per share price of $0.17 for the 705,882 options granted to him in 2009), divided by the value of the Company’s common stock share price on December 21, 2011 of $0.42, the date of exercise.  After surrendering the 285,714 shares, Mr. Houweninge received 420,168 common shares.  The Company did not record any expenses related to this event.

On December 22, 2011, director Herbert Whitney gave notice to the Company of his intent to exercise 305,882 of the options granted to him in 2009, in a cashless exercise transaction.  This cashless option exercise transaction resulted in Mr. Whitney surrendering 123,810 shares; determined by the stated exercise amount of $52,000 (exercise per share price of $0.17 for 305,882 of the options granted to him in 2009), divided by the value of the Company’s common stock share price on December 22, 2011 of $0.42, the date of exercise.  After surrendering the 123,810 shares, Mr. Whitney received 182,072 common shares.  The Company did not record any expenses related to this event.

During the three-month and nine-month periods ended December 31, 2011, we did not incur or expense any stock-based compensation costs for directors, as no new grants were awarded.  However, during the three-month and nine-month periods ended December 31, 2010, we did incur $0 and $241,349, respectively.

Net income for the three-month and nine-month periods ended December 31, 2011 included $124,388 and $363,973, respectively of stock-based compensation costs for management.  During the three-month and nine-month periods ended December 31, 2010, we expensed $107,784 and $299,928, respectively of stock-based compensation costs for management; all of these expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

On December 1, 2011 the Board of Directors of the Company amended certain restricted share grants previously granted to management in 2008, 2009 and 2010 wherein the vesting dates of these grants were changed to be January 1, 2015.  This vesting amendment, in effect, increased the number of periods required to expense these non-cash transactions.

As of December 31, 2011, there was approximately $150,500 of total unrecognized compensation costs related to unvested stock-based compensation for the restricted shares granted to management that is expected to be recognized over a weighted-average period of approximately thirty-six months.

On May 19, 2010, the Company entered into an investor relations agreement with Malcolm McGuire & Associates, L.L.C. (“McGuire”) and amended the agreement on June 11, 2010.  The agreement required the Company to grant McGuire the option to purchase 100,000 shares of the Company’s restricted common stock at the exercise price of $0.50 per share, vesting on November 20, 2010, exercisable until November 20, 2015.  The Company recorded a fair value expense of $60,854, as of December 31, 2010 for these options, with no expense recorded during the nine-month period ended December 31, 2011.

The agreement with McGuire also requires the Company to issue 2,500 shares monthly to McGuire of the Company’s restricted common stock. Net income for the three-month and nine-month periods ended December 31, 2011 includes expense in the amount of $3,025 and $10,438 respectively for these shares.  Net income for the three-month and nine-month periods ended December 31, 2010 includes expense in the amount of approximately $3,350 and $7,250, respectively for these shares.  These expenses are included in general and administrative expenses in the accompanying consolidated statement of operations.

4.          BANK LOANS AND CONVERTIBLE DEBT.

JP Morgan Chase loan agreement

In connection with the purchase and acquisition of the Salisbury, MD Terminal on December 22, 2011, Blackwater Maryland, L.L.C. (“BWMD”) a wholly-owned subsidiary of the Company entered into a term loan agreement (the “Term Agreement” or the “Loan”) with JP Morgan Chase Bank (“JPM”) in the principal amount of $1,600,000 to finance the purchase price of the terminal.  The Loan bears interest at the annual fixed rate of 4.50%.  Beginning on January 21, 2012 and continuing on the last day of each calendar month thereafter, BWMD will pay consecutive monthly installments of interest only on the Loan.  In addition, beginning on July 21, 2012 and continuing on the last day of each calendar month thereafter BWMD will pay monthly principal installments of $26,667.  All unpaid principal and accrued and unpaid interest is finally due and payable on July 21, 2017.

The JPM Term Agreement includes customary events of default including, but not limited to, the failure of BWMD to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default, the JPM Loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the acquisition, BWMD entered into the following with JPM: a credit agreement, a continuing security agreement covering all of BWMD’s personal property, and a subordination agreement (the “Subordination Agreement”).

Blackwater New Orleans, L.L.C. (“BWNO"), a wholly-owned subsidiary of the Company entered into continuing pledge of collateral mortgage note (the “Continuing Pledge Agreement”) with JPM.  The Loan Agreement is secured by the Continuing Pledge Agreement on, among other things, BWNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana.

Blackwater Midstream Corp. entered into with JPM a continuing guaranty, the Subordination Agreement, and guaranteed the obligations of BWMD under the terminal Purchase Agreement.

Convertible Debt

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a maturity date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 and $225,078, respectively for the three-month and nine-month periods ending December 31, 2011 and December 31, 2010.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of December 31, 2011 and March 31, 2011 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

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

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the nine-month period ended December 31, 2011 and the nine-month period ended December 31, 2010, we amortized $73,314 and $186,595, respectively, of deferred financing cost.  During the three-month period ended December 31, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended December 31, 2010 we expensed $62,198.

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

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a maturity date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 and $131,250, respectively for the three-month and nine-month periods ending December 31, 2011 and December 31, 2010. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of December 31, 2011 and March 31, 2011 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amount of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

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

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the nine-month period ended December 31, 2011 and the nine-month period ended December 31, 2010, we amortized $49,878 and $135,112, respectively, of deferred financing cost.  During the three-month period ended December 31, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended December 31, 2010 we expensed $45,038.

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

In summary, during the nine-month period ending December 31, 2011, the Company recorded a net “non-cash” gain of $3,203,185 related to the 2009 and 2010 Notes; approximately $1,400,000 due to the extinguishment of the original convertible debt notes and deferred financing charges; and $1,803,245 related to changes in the fair market value of the convertible debt notes derivative liabilities.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of December 31, 2011, for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending December 31,
2012	$1,431,686
2013	6,244,897
2014	1,200,398
2015	320,000
2016	320,000
Thereafter	160,000
$9,676,981

5.          GAIN AND LOSS ON DISPOSAL OF ASSETS.

On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner is the owner of River Construction and was elected to the Company’s Board of Directors in September 2011.  As a result, $122,500 in accounts payable owing to River Construction as of December 31, 2011 is reported as an accounts payable related party in the Company’s consolidated balance sheet.

6.          BRUNSWICK TERMINAL AND SALISBURY TERMINAL ASSET PURCHASES.

Brunswick, Georgia Terminal

On July 15, 2010 Blackwater Georgia, L.L.C. (“BWGA”), a wholly-owned subsidiary of the Company, finalized the acquisition of the Brunswick Terminal for $1,800,000 from NuStar Terminals Operations Partnership, L.P.

Presented below are unaudited pro-forma consolidated statements of operations for the nine-month period ending December 31, 2010, when considering the operating results of the Brunswick Terminal, if acquired as of April 1, 2010.  Actual financial results for the nine-month period ending December 31, 2011 include the operation results from the Brunswick Terminal.

Salisbury, Maryland Terminal

On December 22, 2011, Blackwater Maryland, L.L.C. (“BWMD”), a wholly-owned subsidiary of the Company, acquired the 172,000 barrel Salisbury Terminal, including storage tanks and other improvements for $1,600,000.  The terminal consists of sixteen leasable above ground storage tanks (ranging in size from 2,500-50,000 barrels), two office buildings, a three-bay covered truck loading rack, a barge dock and other site improvements located on approximately 27 acres of land, located along the Wicomico River in Salisbury, Maryland.

We commissioned and obtained a market valuation appraisal (the “Salisbury Terminal Appraisal”) from a third-party independent appraisal firm.  The Salisbury Terminal Appraisal concluded that the market value of the Salisbury Terminal as of June 30, 2011 was $2,570,000.  Therefore, we valued the combined assets at the Salisbury Terminal for $2,570,000 and recorded a $970,000 “bargain purchase” gain for the difference, which is recorded in the Company’s consolidated statement of operations.  The Company determined that the market value of the Salisbury Terminal did not change materially from the date of the appraisal on June 30, 2011 and the date of the acquisition on December 22, 2011.  Included in the acquired assets were the tangible terminal assets described above as well as four in-place customer contracts with a fair value of $287,766 and various prepaid permits and taxes with a fair value of $48,799.  The fair value of the in-place customer contacts was determined using a discounted cash flow projection over the one-year life of the contracts and this amount will be amortized over a useful life of one-year.

The following table sets forth the costs and final purchase price allocation related to the Salisbury Terminal acquisition.

Cost of the acquisition:
Cash paid from the proceeds of debt	$1,600,000
Less: fair market value of identifiable assets acquired	(2,570,000)
Gain on bargain purchase of asset	(970,000)

Purchase price allocation:
Plant and Equipment	2,233,435
Intangible assets	336,565
Identifiable assets	$2,570,000

Presented below are unaudited pro-forma consolidated statements of operations for the nine-month period ending December 31, 2011 and for the nine-month periods ending December 31, 2010, when considering the operating results of the Salisbury Terminal, if acquired as of April 1, 2010.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine-Months Ended 31-Dec-2011			Nine-Months Ended 31-Dec-2010
	Blackwater Midstream, Westwego & Brunswick Terminals Actual	Salisbury Terminal Pro-Forma for Period 1/Apr/2011-21/Dec/2011	Consolidated Pro-Forma	Blackwater Midstream and Westwego Terminal Actual	Brunswick Terminal Pro-Forma for Period 1/Apr/2010-14/Jul/2010	Salisbury Terminal Pro-Forma for Period 1/Apr/2010-31/Dec/2010	Consolidated Pro-Forma
Revenue	$7,135,635	$364,140	$7,499,775	$5,006,646	$140,000	$378,000	$5,524,646

Net income	$5,190,252	$81,065	$5,271,317	$54,700	$1,213	$84,150	$140,063

NET INCOME PER COMMON SHARE,
BASIC	$0.09	$0.00	$0.09	$0.00	$0.00	$0.00	$0.00
DILUTED	$(0.02)	$0.00	$(0.02)	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
BASIC	55,551,397	55,551,397	55,551,397	54,559,830	54,559,830	54,559,830	54,559,830
DILUTED	65,498,476	65,498,476	65,498,476	65,646,763	65,646,763	65,646,763	65,646,763

7.          NET INCOME PER SHARE.

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three-Months Ended
	December 31, 2011
Basic:	Income	Weighted Average Shares Outstanding	Per Share
Income attributable to common stock	$2,273,314	55,868,366	$0.04
Effect of Dilutive Securities:
Stock options	-	405,882	(0.00)
Convertible debt	(5,266,626)	9,502,066	(0.09)
Diluted:
Income attributable to common stock, including assumed conversions	$(2,993,312)	65,776,314	$(0.05)

	For the Nine-Months Ended
	December 31, 2011
Basic:	Income	Weighted Average Shares Outstanding	Per Share
Income attributable to common stock	$5,190,252	55,551,397	$0.09
Effect of Dilutive Securities:
Stock options	-	445,013	(0.00)
Convertible debt	(6,289,401)	9,502,066	(0.11)
Diluted:
Income attributable to common stock, including assumed conversions	$(1,099,149)	65,498,476	$(0.02)

For the three-month and nine-month periods ending December 31, 2011, 120,000 potentially dilutive securities were excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive.

8.          EMBEDDED DERIVATIVE LIABILITY.

As described in Note 4, the Company issued convertible debt notes in October 2009 and March 2010.  The notes are convertible at $0.50 per share, or $0.40 per share upon a change in control of the Company.  Based on the alternative conversion options, the Company determined that the conversion options in the notes should be accounted for as derivatives.  The Company used the Black-Scholes model to determine the fair value of each of the conversion options as of December 31, 2011, assigning a probability of occurrence to each conversion option.  The final fair value of each of the derivative liabilities considered the likelihood of conversion at the separate conversion prices.

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

October 2009 notes:
The table below summarizes the Black-Scholes Option Pricing Model range of inputs used to calculate the fair market values on the date of the amendment (June 24, 2011) and then at the end of each quarter afterwards.

2009 Convertible Debt Notes

Value Date	Dividend	Stock	Risk Free	Expected
Stock Price	Yield	Volatility	Rate	Term
$0.39-0.55	0%	95.01%-195.20%	0.25%-0.80%	4-28 Months

March 2010 notes:
The table below summarized the Black-Scholes Option Pricing Model information used to calculate the fair market values on the date of the amendment (June 24, 2011) and then at the end of each quarter afterwards.

2010 Convertible Debt Notes

Value Date	Dividend	Stock	Risk Free	Expected
Stock Price	Yield	Volatility	Rate	Term
$0.39-0.55	0%	109.41%-189.35%	0.25%-0.80%	9-27 Months

For the nine-month period ended December 31, 2011, the Company recorded an aggregate gain of $1,803,245 as a result of these transactions.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of September 30, 2011:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
LIABILITIES:

Convertible loan derivative liability at March 31, 2011	$1,397,911	$-	$-	$1,397,911
Change in fair market value from March 31, 2011 to June 24, 2011	193,749	-	-	193,749
Accounting “extinguishment” of derivative liabilities on June 24, 2011	(1,591,660)	-	-	(1,591,660)
Establishment of new derivative liabilities on June 24, 2011	4,516,240	-	-	4,516,240
Change in fair market value from June 24, 2011 to June 30, 2011	(418,724)	-	-	(418,724)
Change in fair market value from July 1, 2011 to Sept. 30, 2011	(710,565)	-	-	(710,565)
Change in fair market value from Oct. 1, 2011 to Dec. 31, 2011	(867,705)	-	-	(867,705)

Convertible loan derivative liability at December 31, 2011	$2,519,246	$-	$-	$2,519,246

10.        SUBSEQUENT EVENTS.

In January and February 2012, we granted 5,000 additional shares of the Company’s common stock for services with an aggregate grant date fair value of $2,000.

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

Overview of Company and its Operations

Company references herein are referring to consolidated information pertaining to the Company (formerly Laycor Ventures Corp.), the registrant, our wholly-owned subsidiaries Blackwater New Orleans, L.L.C. (“BWNO”), Blackwater Georgia, L.L.C. (“BWGA”), Blackwater Maryland, L.L.C. (“BWMD”), and to Laycor Ventures Corp.

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

Income is derived by leasing space in our above ground storage tanks, throughput charges for receipt and delivery of our customer’s products, and other services requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.  Cash generated from these operations is our primary source of liquidity for funding our operations, debt service, maintenance, and small-scale capital expenditures.  Based on long-term leasing contracts, we seek debt financing to fund larger-scale capital expenditures.  Our operations support many different commercial customers, including refiners and chemical manufacturers.  The diversity of our customer base lends to the potential diversity of the products customers may want stored in our terminals.

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

Westwego, LA Terminal Operations.  In September 2008, we formed BWNO, a Louisiana limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Westwego, LA Terminal (the “Westwego Terminal”) in December 2008.

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory and transaction-related expenses.  At purchase, the Westwego Terminal had an approximate leasable storage capacity of 752,000 barrels and recorded a storage tank utilization rate of approximately 38%.  As of December 31, 2011 the Westwego Terminal had leasable storage capacity of 857,000 barrels and a utilization rate of approximately 96%.

Brunswick, GA Terminal Operations.  In February 2010, we formed BWGA, a Georgia limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Brunswick, GA Terminal (the “Brunswick Terminal”) on July 15, 2010.

The purchase price for the Brunswick Terminal was $1,800,000.  At purchase and as of December 31, 2011, the Brunswick Terminal had an approximate leasable storage capacity of 161,000 barrels.  At purchase the utilization rate was 0%.  As of December 31, 2011, the utilization rate was 100%.

Effective on November 1, 2011, BWGA entered into an agreement titled Fourth Amendment to Agreement (the “Agreement”) with the Georgia Ports Authority (“GPA”).  The Agreement amends the property lease of the Brunswick Terminal by renewing and extending the lease period an additional four years, through September 4, 2016.  Additionally, in consideration of the lease, BWGA shall pay to the GPA, as rental, the annual sum of Thirty-six Thousand Dollars ($36,000), payable monthly in the amount of Three Thousand Dollars ($3,000) in advance before or on the first day of each month during the renewal term.  All other terms and conditions of the original lease agreement and earlier amendments between the property’s former Lessors and Lessees remain unchanged and in full force and effect.

Salisbury, MD Terminal Operations.  In November 2011, we formed BWMD, a Maryland limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Salisbury, MD Terminal (the “Salisbury Terminal”) on December 22, 2011.

The purchase price for the Salisbury Terminal was $1,600,000 and was funded by a term loan agreement with JPM.  At purchase and as of December 31, 2011, the Salisbury Terminal had an approximate storage capacity of 172,000 barrels and had a utilization rate of approximately 76%.  This location currently operates as a fuel rack terminal for petroleum products, which are owned by our customers.

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

Our current business model is to continue to increase the utilization rate of our existing storage tanks at the Westwego, Brunswick and Salisbury terminals and to construct additional storage tanks at those sites as needed.

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

Results of Operations

For the Three-Month and Nine-Month Periods Ended December 31, 2011 and December 31, 2010.

Revenues. Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services fees.  The following is a discussion about each of these sources of revenue.

Revenues-Storage Revenues.  The Company’s storage tank revenues for the three-month periods ending December 31, 2011 and 2010 totaled approximately $1,932,500 and $1,442,700, respectively.  This is an increase of approximately 34% when comparing the three-month periods ending December 31st.  For the three-month period ended December 31, 2011, the monthly average storage revenue was approximately $644,200 and for the three-month period ended December 31, 2010, the monthly average was approximately $480,900.

The Company’s storage tank revenues for the nine-month periods ending December 31, 2011 and 2010 totaled approximately $5,371,500 and $4,173,600, respectively.  This is an increase of approximately 29% when comparing the nine-month periods ending December 31st.  For the nine-month period ended December 31, 2011, the monthly average storage revenue was approximately $596,800 and for the nine-month period ended December 31, 2010, the monthly average was approximately $463,700.

The rise in revenues is attributable to an increase in the number of tanks and barrels leased, an increase in the rate structure due to a different product mix, and the purchase of the Brunswick Terminal on July 15, 2010.

As the Brunswick Terminal was purchased in July 2010, the nine-month period ended December 31, 2010 does not include storage revenues for the period April 1, 2010 through July 31, 2010 earned from our Brunswick Terminal.  For the nine-month period ending December 31, 2011, the Brunswick Terminal storage revenues averaged approximately $61,800 per month.  For the five-month period ended December 31, 2010, the Brunswick Terminal storage revenues averaged $35,000 per month.  When considering only the Westwego Terminal storage revenues of approximately $4,815,500 for the nine-month period ended December 31, 2011, averaging approximately $535,000 per month, this represents a 20% increase from the nine-month period ended December 31, 2010 of approximately $3,998,600 in storage revenues, averaging approximately $444,300 per month.

Management monitors the utilization rate of the leasable barrels available in our storage.  As of December 31, 2011 we had leased approximately 1,113,000 barrels of storage, for a combined storage utilization rate of approximately 94%.  Additional storage quotes for all three terminals, presented to potential customers, are pending approval.  The major products currently stored at our Westwego Terminal are lubricating additives, oil field drilling fluids, 50% diaphragm grade caustic soda, and vegetable oils.  At our Brunswick Terminal the major product stored is liquid fertilizer and our Salisbury Terminal stores gasoline, diesel and ethanol.

See the following table for the quarter-to-quarter utilization rate percentages.  Management attributes the December 2008-December 2011 increase of 146% in the utilization rate to aggressive marketing of our terminals, the desirable locations of our terminals as distribution hubs, our services offered, available storage capacity, and to management’s industry associations.

If considering the six tanks or 45,000 barrels demolished in July and August 2010 as only temporarily unavailable capacity, then the consolidated utilization rate as of December 31, 2011 would be approximately 90% or an increase of 137% from the original acquisition dates.

MONTH	Footnote	CONSOLIDATED BARREL CAPACITY AVAILABLE	CONSOLIDATED UTILIZATION RATE
December-11	*7	1,190,000	93.5%
September-11		1,018,000	94.9%
June-11		1,018,000	86.8%
March-11		1,018,000	85.4%
December-10		1,018,000	69.8%
September-10	*4, *5, *6	1,018,000	82.0%
June-10	*3	902,000	77.0%
March-10	*2	852,000	78.0%
December-09		752,000	74.4%
September-09		752,000	71.8%
June-09		752,000	56.4%
March-09		752,000	57.8%
December-08	*1	752,000	38.0%

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
*3 – Jun 2010, Completed construction of one 50,000 barrel tank at the Westwego Terminal.
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.
*7 – Dec 2011, Acquisition of the Salisbury Terminal, approximately 172,000 barrels.

Revenues-Ancillary Services.  Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  These services include blending and packaging of our customer’s products for distribution to their customers, excess throughput, docking, truck weighing, steam and other services.  The Company’s ancillary revenues for the three-month period ended December 31, 2011 totaled approximately $590,300 and for the three-month period ended December 31, 2010 totaled approximately $487,700.  The comparative three-month to three-month ending periods is approximately a 21% increase in ancillary revenues.

The Company’s ancillary revenues for the nine-month period ended December 31, 2011 totaled approximately $1,764,100 and for the nine-month period ended December 31, 2010 totaled approximately $833,000.  The comparative nine-month to nine-month ending periods more than doubled.  Part of this increase is due to the addition of blending and packaging services which began in August 2010.

Ancillary services are expected to continue to grow in the coming months, due to expected excess throughput fees and an ever-increasing array of ancillary services the Company is offering to customers, specifically blending and packaging and throughput fees generated at the Salisbury Terminal.  See the table presented in the following Cost of Revenue section for a summary of packaging revenues.

Cost of Revenue.  Our cost of revenue consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, terminal materials and supplies, subcontractors, depreciation expenses, and other expenses.  Our costs of revenue have increased ratably from period to period due to our increased storage utilization and services offered revenues but have historically remained the same or decreased in percentage when compared to total revenue for all categories.

Our costs of revenues operating expenses totaled approximately $863,100 for the three-month period ended December 31, 2011, or approximately 34% of revenue; as compared to approximately $786,900 for the three-month period ended December 31, 2010 or 41% of revenue.  The monthly average cost of revenue operating expenses for the three-month period ended December 31, 2011 was approximately $287,700 and for the three-month period ended December 31, 2010 it was $262,300.

The key indicator of labor as a percentage of revenue decreased slightly from 11% to 10.7% for the three-month periods ending December 31, 2010 and 2011, respectively, even when considering increased activities and services, adding one employee at the Salisbury Terminal for 10 days in December and the granting of year-end bonuses to operations employees.  General materials decreased from 19% to approximately 15% for the three month periods ending December 31, 2010 and 2011, respectively.  Depreciation expense remained relatively the same at between 6% to 7%, as a percentage of revenues, respectively for the three-month periods ended December 31, 2011 and 2010.

Our costs of revenues operating expenses totaled approximately $2,378,000 for the nine-month period ended December 31, 2011, or approximately 33% of revenue; as compared to approximately $1,716,800 for the nine-month period ended December 31, 2010 or 34% of revenue.  The monthly average cost of revenue operating expenses for the nine-month period ended December 31, 2011 was approximately $264,200 and for the nine-month period ended December 31, 2010 it was approximately $190,800.

The key indicator of labor as a percentage of revenue decreased from 10.8% to 10.5% for the nine-month periods ending December 31, 2010 and 2011, respectively, even when considering increased activities and service.  General materials increased from 13% to approximately 14% for the nine-month periods ending December 31, 2010 and 2011, respectively, as we consumed materials and supplies utilized by our new packaging activities which began in August 2010.  Additionally, during the nine-month period ended December 31, 2011, the Company made various infrastructure improvements at the Westwego Terminal; which were not capitalized.  Depreciation expense remained relatively the same at between 6% to 7%, as a percentage of revenues, respectively for the nine-month periods ended December 31, 2011 and 2010.

Shown in the following table is a summary of our revenues and cost of revenues with our packaging activity segregated from our storage and other ancillary activities for both nine-month periods ended December 31st.  The packaging activity at the Westwego Terminal began in August 2010.  Currently, this activity has a lower labor costing structure, 7% of revenues, than our other combined labor category, 11% of revenues.  The general materials category for our packaging activity shows a much larger percentage of revenues than our ancillary activity, because for the packaging activity we purchase a large volume of packaging materials; whereas the storage and ancillary activity is mostly service activity.

Both of these activities reported increases in the gross profit percentage when comparing the periods ending December 31st. Additionally, our storage and ancillary activity for the nine-month period ended December 31, 2011 had a lower overall cost of revenues of 24% than did the similar period ended December 31, 2010 which was 30%.  Some of this difference is due to the increased revenues and the low cost of revenue as contributed by the Brunswick Terminal during the nine-month period ended December 31, 2011.  The Brunswick Terminal was acquired in July 2010, with activity beginning in August 2010.  Our packaging activity cost of revenues decreased from 83% for the nine-month period ended December 31, 2010 to 76% for the nine-month period ended December 31, 2011.  The decrease in packing operating costs is attributable to incorporating additional efficiencies into our procedures and increases in overall revenues.  These contributed to an increase in gross profit of approximately 7%.

	Nine-Month Period Ended December 31, 2011

	Storage & Ancillary Activity		Packaging Activity		Total Activity
Consolidated Revenue	$5,874,870		$1,260,765		$7,135,635

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(666,986)	11%	$(85,569)	7%	$(752,555)	11%
General materials	$(149,632)	3%	$(845,232)	67%	$(994,864)	14%
Subcontractors	$(39,749)	0.5%	$-	0%	$(39,749)	0%
Depreciation	$(432,926)	7%	$(8,227)	1%	$(441,153)	6%
Other costs	$(137,074)	2.5%	$(12,585)	1%	$(149,659)	2%
Total cost of revenue	$(1,426,367)	24%	$(951,613)	76%	$(2,377,980)	33%

Gross Profit	$4,448,503	76%	$309,152	24%	$4,757,655	67%

	Nine-Month Period Ended December 31, 2010

	Storage & Ancillary Activity		Packaging Activity (Aug & Dec 2010)		Total Activity
Consolidated Revenue	$4,594,963		$411,683		$5,006,646

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(483,952)	11%	$(56,887)	14%	$(540,839)	11%
General materials	$(366,876)	8%	$(272,185)	66%	$(639,061)	13%
Subcontractors	$(105,231)	2%	$0	0%	$(105,231)	2%
Depreciation	$(370,460)	8%	$(1,721)	1%	$(372,181)	7%
Other costs	$(49,790)	1%	$(9,680)	2%	$(59,470)	1%
Total cost of revenue	$(1,376,309)	30%	$(340,473)	83%	$(1,716,782)	34%

Gross Profit	$3,218,654	70%	$71,210	17%	$3,289,864	66%

Gross Profit.  Gross profit increased approximately 45% for the comparable three-month periods ending December 31st.  Gross profit for the three-month period ended December 31, 2011 was approximately $1,659,600, or 66% of revenues, or an average of approximately $553,200 per month.  The gross profit for the three-month period ended December 31, 2010 was approximately $1,143,600, or 59% of revenues, or an average of approximately $381,200 per month.

Gross profit increased approximately 45% for the comparable nine-month periods ending December 31st.  Gross profit for the nine-month period ended December 31, 2011 was approximately $4,757,700, or 67% of revenues, or an average of approximately $528,600 per month.  The gross profit for the nine-month period ended December 31, 2010 was approximately $3,289,900, or 66% of revenues, or an average of approximately $365,500 per month.

Management is very pleased with the continued growth in profitability, in terms of both dollars and overall percentages.  Our storage and ancillary activity gross profit percentage is projected to continue to rise due to an increase in our ancillary services being offered, higher storage utilization, and operational efficiencies during the comparative periods.  We also expect our packaging activities gross profit to increase due to volume growth and continued procedural efficiencies.  It will take a few months to grow volume and revenues at the Salisbury Terminal, as well as, to discover and initiate operational efficiencies which will contribute to gross profit.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), other non-cash compensation to non-employee consultants, expenses related to being a public company, professional fees, insurance, and other expenses that were not allocated or expensed to the terminals’ operations via our cost of revenue.  The narrative and the table following outlines these expenses for the nine-month period ended December 31, 2011 and the nine-month period ended December 31, 2010.

Our consolidated SG&A expenses for the three-month period ended December 31, 2011 were approximately $1,015,700 or 40% of total revenues, averaging approximately $338,600 per month.  Our consolidated SG&A expenses for the three-month period ended December 31, 2010 were approximately $776,800 or 40% of total revenues, averaging approximately $258,900 per month.  During this three-month period ended December 31, 2011, the Board of Directors of the Company granted year-end bonuses to management and office staff, totaling approximately $195,000; which includes related payroll taxes.  This amount is included in the SG&A operating expense as an accrual, since these payments were made in January 2012.  Without this grant, our three-month period ended December 31, 2011 SG&A expense would have been approximately $820,700 or 32.5% of revenues.  During the three-month period ended December 31, 2010, the Company had not declared bonuses to management and office staff.  However, it did so during January 2011 for approximately $85,000; therefore, this amount is recorded in SG&A for the three-month period ended March 31, 2011.

Our consolidated SG&A expenses for the nine-month period ended December 31, 2011 were approximately $2,691,000 or 38% of total revenues, averaging approximately $299,000 per month.  Our consolidated SG&A expenses for the nine-month period ended December 31, 2010 were approximately $2,618,800 or 52% of total revenues, averaging approximately $291,000 per month.  This is a 14% decrease in SG&A expenses as a percentage of revenue between the 2010 and 2011 periods, even when including the accrual for management and office staff year-end bonuses in December 2011.  Without this accrual, our SG&A expense for the nine-month period ended December 31, 2011 would have been approximately $2,496,000 or 35% of revenues, compared to 52% of revenues for the nine-month period ended December 31, 2010.

Management is very pleased with the outcome of its efforts to grow the business without proportionally increasing SG&A expenses as a percentage of total revenue.  This is evidenced with the reduction of SG&A expenses, as related to revenues, decreasing from 52% for the nine-month period as of December 31, 2010 to 38% for the adjusted nine-month period as of December 31, 2011.

Non-cash SG&A activity for the three-month and nine-month periods ended December 31, 2011 includes management non-cash compensation expense for services of approximately $124,400 and $364,000, respectively and approximately $3,025 and $10,400, respectively for professional services.  Excluding these non-cash amounts, our total SG&A expenses for the three-month and nine-month periods ended December 31, 2011 would have been approximately $888,250 and $2,316,600, respectively or approximately 35% and 32%, respectively of total revenues.

Comparatively, non-cash activity for the three-month and nine-month periods ended December 31, 2010 includes management non-cash compensation expense for services of approximately $108,000 and $300,000, respectively.  Non-cash activity for directors’ compensation expense was $0 for the three-month period and approximately $241,000 for the nine-month period ended December 31, 2010.  Non-cash activity also included approximately $41,000 and $68,000, respectively for other share-based compensation.  Excluding these non-cash amounts, our total SG&A expenses for the three-month and nine-month period ended December 31, 2010 would have been approximately $627,800 and $2,010,800, respectively or approximately 32.5% and 40%, respectively of total revenues.

The amount expensed for management’s salaries was approximately the same for both nine-month periods when excluding the bonus accrual.  Non-cash, share-based compensation expensed for management and non-employee professional fees decreased significantly as of December 31, 2011 as compared to the nine-month period ended December 2010, when the Company expensed additional share-based compensation expense due to an exercise date extension granted to directors.  The underlying expense for the non-cash, share-based compensation granted for management remains relatively the same.  Professional fees for the nine-month 2011 period decreased by approximately $40,000, when compared to the nine-month 2010 period.  This is due to decreased spending for consultants and investor related expenses.  Business related insurance expenses decreased, even when considering insuring the Brunswick Terminal, due to better insurance rates.  The Other SG&A expense category increased in both dollar volume and as a percent of revenues due to additional employees qualifying to be enrolled in the Company’s group insurance programs and other company benefits, increases in property taxes due to increased property assessments and other one-time expenses related to acquiring the Salisbury Terminal.

	For the Nine-Month		For the Nine-Month
	Period Ended		Period Ended
Selling, General & Administrative (SG&A) Expenses:	December 31, 2011		December 31, 2010
Management Salaries	$945,100	35%	$744,000	28%

Management & Service Share-Based (non-cash) Compensation	364,000	13%	541,000	21%

Professional Fees	452,200	18%	492,000	19%

Insurance-Other	299,400	11%	343,000	13%

Other SG&A Expenses	630,300	23%	499,000	19%

Total SG&A Expenses	$2,691,000	100%	$2,619,000	100%

Gain / Loss on Disposal of Assets.  On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner, who was recently elected to the Company’s Board of Directors, is the owner of River Construction.  The Company recorded no gain or loss on the disposal of assets during the three-month period ended December 31, 2011.

During the three-month and six-month periods ended December 31 2010, we recorded approximately $4,000 and $178,000, respectively related mostly to the demolition of small storage tanks at the Westwego Terminal.

Depreciation.   Our consolidated overhead (non-revenue producing assets) depreciation expense was approximately $12,700 for the three-month period ended December 31, 2011, and approximately $37,300 for the nine-month period ending December 31, 2011.  Depreciation expense was approximately $12,400 for the three-month period ended December 31, 2010, and approximately $34,500 for the nine-month period ending December 31, 2010.  The minor increases between 2011 and 2010 are due to the addition of assets.

Interest Expense. We recorded net interest expense of approximately $195,700 for the three-month period ended December 31, 2011 and approximately $263,000 for the three-month period ended December 31, 2010.  This decrease is due to the extinguishment of the deferred financing charges related to the convertible debt loan in June 2011.

We recorded net interest expense of approximately $650,100 for the nine-month period ended December 31, 2011 and approximately $643,100 for the nine-month period ended December 31, 2010.  Despite the apparent net similarity between the two periods, actual bank loan interest expense decreased slightly by approximately $18,600, deferred financing charges decreased by approximately $125,000 because of the extinguishment of the deferred financing charges in June 2011 and replaced with lesser period charges for the convertible debt discount allocations.  These reductions in interest expense were offset by reductions in the amounts we capitalized to construction in process projects, since we had less projects in process during the nine-month period ended December 31, 2011.

The following table summarizes the Company’s interest expense incurred and interest expense capitalized during the nine-month periods ended December 31st.  Bank Loans refer to our loan agreements with JPM.  Convertible Debt Loans refer to our loan agreements with investors as per our 2009 Notes and our 2010 Notes private offerings wherein we pay quarterly interest payments, and Deferred Financing Charges relate to the non-cash financing costs pertaining to our convertible debt loans, which were extinguished in June 2011 and replaced with monthly allocations to the convertible debt discounts.  The Company capitalizes interest costs while construction in process projects are under construction.

The following table summarizes the Company’s net interest expense as of December 31, 2011 and December 31, 2010.

	For the Nine-Month Period Ended December 31, 2011	For the Nine-Month Period Ended December 31, 2010
Bank Loans	$139,097	$157,681
Convertible Debt Loans	356,327	356,327
Amortization of Deferred Financing Charges Related to Convertible Debt Loans (non-cash)	196,546	321,707
Other Interest & Interest Income, Net	3,506	4,547
Total Interest Incurred	$695,476	$840,262

Less Interest Capitalized to Construction in Process Projects	$(45,332)	$(197,186)
Net Interest Expense	$650,144	$643,076

Gain on Bargain Purchase of Assets.  On December 22, 2011 we finalized the acquisition of the Salisbury Terminal for $1,600,000.  We commissioned and obtained a leasehold valuation appraisal from a third-party independent appraisal firm.  The Salisbury Terminal appraisal concluded that the leasehold value on the Salisbury Terminal, as of June 30, 2011, was $2,570,000.  Therefore, we valued the combined assets at the Salisbury Terminal for $2,570,000 and recorded a $970,000 non-cash gain for the difference, which is recorded in the Company’s statement of operations.

On July 15, 2010 we finalized the acquisition of the Brunswick Georgia Terminal for $1,800,000.  We commissioned and obtained a leasehold valuation appraisal from a third-party independent appraisal firm.  The Brunswick Terminal appraisal concluded that the leasehold value on the Brunswick Terminal, as of July 15, 2010, was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 non-cash gain for the difference, which is recorded in the Company’s statement of operations.

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

On December 31, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities again (using the BWMS closing share price of $0.39) and recorded a net “non-cash” gain of $867,705.

The net result of these transactions was a “non-cash” gain on the extinguishment of convertible debt loans of $1,399,940 and a “non-cash” gain on the change in the fair market value of derivative liabilities of $1,803,245.

Net Income.  We recorded net income of $2,273,314 during the three-month period ended December 31, 2011 or approximately 90% of revenues.  Even without considering the extraordinary “non-cash” gain attributed to the fair market valuations of the derivative liabilities of approximately $867,705 and the “non-cash” gain of $970,000 from the bargain purchase acquisition of the Salisbury Terminal, the Company still recorded net income of $435,609 or approximately 17% of revenues.  For the three-month period ended December 31, 2010, we recorded a net income of $226,679 or 12% of revenues.

For the nine-month period ended December 31, 2011 we recorded net income of $5,190,252 or approximately 73% of revenues.  Even without considering the extraordinary “non-cash” gain attributed to the fair market valuations of the derivative liabilities of approximately $1,803,245 and the extraordinary “non-cash” gain of approximately $1,400,000 attributed to the extinguishments (as per applicable accounting standards) of convertible debt loans, and the “non-cash” gain of $970,000 from the bargain purchase acquisition of the Salisbury Terminal, the Company still recorded net income of $1,017,000 or approximately 14% of revenues.  For the nine-month period ended December 31, 2010, we recorded  net income of $54,700 or approximately (1%) of revenues. When excluding the “non-cash” gain of $100,000 for the bargain purchase of the Brunswick Terminal we would have recorded a net loss of $45,300.

When excluding non-cash events (see presentation following) we generated cash income of approximately $776,667 for the three-month period ending December 31, 2011 and cash income of $2,428,612 for the nine-month period ending December 31, 2011.  This is an increase of approximately 67% in cash generated during the comparative nine-month period ended December 31, 2010 and is a result of management’s continuing efforts to increase revenues and decrease expenses.  See our Consolidated Statements of Cash Flows for more information pertaining to earnings and cash flows.

ACTIVITY	Three-Month Period Ended Dec. 31, 2011	Nine-Month Period Ended Dec. 31, 2011
NET INCOME	$2,273,314	$5,190,252
Add Back Non-Cash Events:
Depreciation	168,780	478,478
Stock-Based Compensation	127,413	374,411
Amortization of Deferred Financing Fees & Convertible Loan Discounts	44,865	196,546
Disposal of Assets	0	362,110
Gain on Bargain Purchase	(970,000)	(970,000)
Less: Gain on Extinguishment of Convertible Debt Loans	0	(1,399,940)
Less: Gain on Change in Fair Market Value of Convertible Debt Derivative Liabilities	(867,705)	(1.803,245)
NET INCOME WITHOUT NON-CASH EVENTS	$776,667	$2,428,612

ACTIVITY	Three-Month Period Ended Dec. 31, 2010	Nine-Month Period Ended Dec. 31, 2010
NET INCOME	$226,679	$54,700
Add Back Non-Cash Events:
Depreciation	154,400	406,699
Stock-Based Compensation	149,101	609,381
Amortization of Deferred Financing Fees & Convertible Loan Discounts	107,235	321,707
Disposal of Assets	786	164,534
Gain on Bargain Purchase	0	(100,000)
Less: Gain on Extinguishment of Convertible Debt Loans	0	0
Less: Gain on Change in Fair Market Value of Convertible Debt Derivative Liabilities	0	0
NET INCOME WITHOUT NON-CASH EVENTS	$638,201	$1,457,021

Liquidity and Capital Resources.

General.  Our primary cash requirements are for working capital which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  The Company has generated positive operating cash flows for the nine-month period ended December 31, 2011 and management projects that the Company will continue to generate positive operating cash flows in the months and years to come.  This will be accomplished by management’s ability to control and/or defer discretionary expenses and its continued efforts to increase the storage utilization and services offered at the Westwego, Brunswick and Salisbury Terminals.

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

Significant Events during the Three-Month and Nine-Month Periods Ended December 31, 2011.

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

In connection with the purchase and acquisition of the Salisbury, MD Terminal on December 22, 2011, BWMD entered into a Term Agreement JPM in the principal amount of $1,600,000 to finance the purchase price of the terminal.  The Term Agreement bears interest at the annual fixed rate of 4.50%.  Beginning on January 21, 2012 and continuing on the last day of each calendar month thereafter, BWMD will pay consecutive monthly installments of interest only on the Loan.  In addition, beginning on July 21, 2012 and continuing on the last day of each calendar month thereafter BWMD will pay monthly principal installments of $26,667.  All unpaid principal and accrued and unpaid interest is finally due and payable on July 21, 2017.

The JPM Term Agreement includes customary events of default including, but not limited to, the failure of BWMD to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default, the JPM Loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the acquisition, BWMD entered into the following with JPM: a credit agreement, a continuing security agreement covering all of BWMD’s personal property, and a Subordination Agreement.

BWNO entered into the Continuing Pledge Agreement with JPM.  The Loan Agreement is secured by the Continuing Pledge Agreement on, among other things, BWNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana.

Blackwater Midstream Corp. entered into with JPM a continuing guaranty, the Subordination Agreement, and guaranteed the obligations of BWMD under the terminal Purchase Agreement.

Convertible Debt

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a maturity date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 and $225,078, respectively for the three-month and nine-month periods ending December 31, 2011 and December 31, 2010.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of December 31, 2011 and March 31, 2011 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

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

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the nine-month period ended December 31, 2011 and the nine-month period ended December 31, 2010, we amortized $73,314 and $186,595, respectively, of deferred financing cost.  During the three-month period ended December 31, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended December 31, 2010 we expensed $62,198.

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

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a maturity date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 and $131,250, respectively for the three-month and nine-month periods ending December 31, 2011 and December 31, 2010. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of December 31, 2011 and March 31, 2011 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amount of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

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

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 8)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the nine-month period ended December 31, 2011 and the nine-month period ended December 31, 2010, we amortized $49,878 and $135,112, respectively, of deferred financing cost.  During the three-month period ended December 31, 2011, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended December 31, 2010 we expensed $45,037.

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

In summary, during the nine-month period ending December 31, 2011, the Company recorded a net “non-cash” gain of $3,203,185 related to the 2009 and 2010 Notes; approximately $1,400,000 due to the extinguishment of the original convertible debt notes and deferred financing charges; and $1,803,245 related to changes in the fair market value of the convertible debt notes derivative liabilities.

Discussion.   As of December 31, 2011, our total assets were approximately $16,960,000.  This amount includes cash and cash equivalents of $239,917.  Additionally, the total assets amount includes approximately $460,100 for trade receivables, approximately $178,200 for prepaid expenses, and approximately $16,100,000 for net property, plant and equipment.

Our total liabilities were approximately $9,776,600.  Our current liabilities were approximately $5,974,200, which includes accounts and accrued payables of approximately $1,803,000, deferred revenue (due to storage prepayment) of $220,200, derivative liabilities associated with our convertible debt loans of approximately $2,519,200, and the current portion of our long-term bank debt of approximately $1,431,700.  Our long-term liabilities are approximately $3,802,400; which includes approximately $3,494,300 for our bank loans, and $308,147 of convertible debt loans, net of discounts of $4,442,886.

At December 31, 2011, we had negative working capital of approximately $5,096,000 as compared to negative working capital of approximately $9,000,000 as of March 31, 2011.  This is an improvement in our working capital of approximately $3,904,000 when comparing the two periods.  This improvement is mainly attributable to the reclassification of the Company’s convertible debt loan principal amounts from Current Liabilities to Long-term Liabilities due to the extension of their maturity dates.

When considering our core business results, by excluding the convertible debt related account balances from both our Current Assets and Current Liabilities for both periods, our working capital improved by approximately $578,500.   This amount was calculated by excluding from Current Assets the Current portion of deferred financing charges and from Current Liabilities the Current portion of convertible debt loan and the Derivative liabilities of convertible debt loans.

Based on management’s projections, the Company will continue to increase its working capital.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of December 31, 2011, for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending December 31,
2012	$1,431,686
2013	6,244,897
2014	1,200,398
2015	320,000
2016	320,000
Thereafter	160,000
$9,676,981

As per our unaudited consolidated statements of cash flows, during the nine-month period ended December 31, 2011 we reported a net income of approximately $5,190,252.  Reducing this amount were the non-cash activities of approximately $2,761,600; use of cash from changes in operating assets and liabilities of approximately $655,500; use of cash from investing activities of approximately $2,304,100; and funds provided from various financing activities of approximately $719,600-resulting in an increase in cash for the period of $188,531.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of the fiscal year that have materially affected; or are reasonably likely to materially affect our internal control over financial reporting other than noted above.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

On June 27, 2011, we received a petition for damages from a person working at our Westwego Terminal premises in behalf of one of our customer’s subcontractors.  We have submitted this claim to our general liability carrier and have not accrued any liability for the claim.  Our general liability insurance policy deductible is $25,000.

On October 12, 2011, we received a letter for damages from a person working at our Westwego Terminal premises in behalf of one of our contractors.  We have submitted this claim to our general liability carrier and have not accrued any liability for the claim.  Our general liability insurance policy deductible is $25,000.  Due to inactivity and the lack of action by the person alleging a claim, this case has been closed.

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

10.1*
Form of Subscription Agreement for September 2009 Convertible Debt Offering, as amended dated October 15, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2009 and November 18, 2009.)

10.2*	Form of Subscription Agreement for January 2010 Convertible Debt Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010.)
10.3*
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011.)

10.4*	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011.)
10.5*	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011.)
10.6*
Receipt of approval from all holders of the Company’s 2009 and 2010 Convertible Promissory Note Amendments, dated June 24, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2011.)

10.7*
Fourth Amendment to Agreement between the Georgia Ports Authority and Blackwater Georgia, L.L.C., effect November 1, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2011.)

10.8*	Assignment and Assumption of Lease dated May 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010.)
10.9*	Asset Purchase Agreement, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.10*	Deed, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.11*	NuStar’s Maryland Residency Certificate, dated December, 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.12*	Assignment and Bill of Sale Agreement, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.13*	Assignment and Assumption of Permits and Contracts, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.14*	Assumption and Release Agreement, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.15*	Guaranty, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.16*
Certificate of the Sole Member of Blackwater Maryland, L.L.C., dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)

10.17*	$1,600,000 term loan with JP Morgan Chase Bank, N.A, dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.18*	Credit Agreement with JP Morgan Chase Bank, N.A., dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.19*	Continuing Security Agreement, dated December 21, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.20*	Continuing Pledge of Collateral Mortgage Note, dated December 21, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.21*	Continuing Guaranty, dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.22*	Subordination Agreement, dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)

10.23*
Blackwater’s Secretary’s Certificate for Resolutions of the Board of Directors, dated December 16, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)

10.24*
NuStar’s Secretary’s Certificate for Resolution of the Board of Directors dated December 22, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)

10.25*
Reference to the Company’s Letter of Interest to acquire the Salisbury, Maryland Terminal (incorporated by reference to the Company’s Annual Report on Form 10-K as of March 31, 2011, filed with the Commission on June 28, 2011.)

10.26*
Reference to the Company’s pending acquisition of the Salisbury, Maryland Terminal (incorporated by reference to the Company’s Quarterly Reports on Form 10-Q as of June 30, 2011 and September 30, 2011, filed with the Commission on August 12, 2011 and November 9, 2011, respectively.)

10.27*
Reference to the Company’s operational and financial projections including the potential acquisition of the Salisbury Storage Terminal (incorporated by reference to the Company’s Current Reports on Form 8-K and 8-K/A, filed with the Commission on April 8, 2011, April 11, 2011 and November 7, 2011.)

10.28*	Press Release, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*  Incorporated by reference to prior filings.
** Filed herewith.
*** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, asamended, is deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of February, 2012.

BLACKWATER MIDSTREAM CORP.

BY:	/s/ Michael D. Suder
Michael D. Suder Chief Executive Officer

BY:	/s/ Donald St. Pierre
Donald St. Pierre Chief Financial Officer

   EXHIBIT INDEX

Exhibit Number	Description

10.1*
Form of Subscription Agreement for September 2009 Convertible Debt Offering, as amended dated October 15, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2009 and November 18, 2009.)

10.2*	Form of Subscription Agreement for January 2010 Convertible Debt Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010.)
10.3*
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011.)

10.4*	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011.)
10.5*	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on June 28, 2011.)
10.6*
Receipt of approval from all holders of the Company’s 2009 and 2010 Convertible Promissory Note Amendments, dated June 24, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2011.)

10.7*
Fourth Amendment to Agreement between the Georgia Ports Authority and Blackwater Georgia, L.L.C., effect November 1, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2011.)

10.8*	Assignment and Assumption of Lease dated May 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010.)
10.9*	Asset Purchase Agreement, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.10*	Deed, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.11*	NuStar’s Maryland Residency Certificate, dated December, 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.12*	Assignment and Bill of Sale Agreement, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.13*	Assignment and Assumption of Permits and Contracts, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.14*	Assumption and Release Agreement, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.15*	Guaranty, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.16*
Certificate of the Sole Member of Blackwater Maryland, L.L.C., dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)

10.17*	$1,600,000 term loan with JP Morgan Chase Bank, N.A, dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.18*	Credit Agreement with JP Morgan Chase Bank, N.A., dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.19*	Continuing Security Agreement, dated December 21, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.20*	Continuing Pledge of Collateral Mortgage Note, dated December 21, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.21*	Continuing Guaranty, dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.22*	Subordination Agreement, dated December 21, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
10.23*
Blackwater’s Secretary’s Certificate for Resolutions of the Board of Directors, dated December 16, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)

10.24*
NuStar’s Secretary’s Certificate for Resolution of the Board of Directors dated December 22, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)

10.25*
Reference to the Company’s Letter of Interest to acquire the Salisbury, Maryland Terminal (incorporated by reference to the Company’s Annual Report on Form 10-K as of March 31, 2011, filed with the Commission on June 28, 2011.)

10.26*
Reference to the Company’s pending acquisition of the Salisbury, Maryland Terminal (incorporated by reference to the Company’s Quarterly Reports on Form 10-Q as of June 30, 2011 and September 30, 2011, filed with the Commission on August 12, 2011 and November 9, 2011, respectively.)

10.27*
Reference to the Company’s operational and financial projections including the potential acquisition of the Salisbury Storage Terminal (incorporated by reference to the Company’s Current Reports on Form 8-K and 8-K/A, filed with the Commission on April 8, 2011, April 11, 2011 and November 7, 2011.)

10.28*	Press Release, dated December 22, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011.)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*  Incorporated by reference to prior filings.
** Filed herewith.
*** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, asamended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.