Form 10-K/A
period 2011-03-31
Blackwater Midstream Corp.
filed 2012-05-07
CIK 1292518

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

 EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2011, which was originally filed with the Securities and Exchange Commission on June 28, 2011.  We are amending Part I, Item 1, Part II, Items 7, 8 and 8A (b) to remove certain non-GAAP references, to name the third-party appraisal firm hired, to clarify and expand on certain disclosures, to restate the Brunswick Terminal pro-forma statements, and Part IV, Item 15 (3) to add exhibit 23.2, the consent of Nationwide Consulting Company, Inc. to the exhibit list and to file such consent as Exhibit 23.2.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to June 28, 2011, the filing date of the original report, and no other changes have been made to the report.

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

We maintain our statutory registered agent’s office at 3199 East Warm Springs Road, Suite 200, Las Vegas, Nevada 89120.  Our executive office is located at the Westwego Terminal, 660 LaBauve Drive, Westwego, Louisiana 70094; telephone number is (504) 340-3000 and our website address is www.BlackWaterMidStream.com .  Available on our website are our quarterly and annual reports and amendments, press releases and other reports furnished pursuant to Section 12(a) or 15(d) of the Exchange Act.

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

The Brunswick Terminal when purchased in July 2010 included employees, long-term land and dock lease arrangements, permits, licenses, offices, procedures, systems, storage tanks, truck rack, piping, etc. and processes that had the ability to produce outputs; thus meeting the definition of a business as per ASC Topic 805-10-55, paragraphs 4 through 9.  The terminal however, did not have any customers or contracts as of the acquisition date.

We commissioned and obtained a leasehold valuation appraisal (the “Brunswick Terminal Appraisal”) from a third-party independent appraisal firm, Nationwide Consulting Company.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  As per ASC Topic 805-30-25-4, we reassessed all identifiable assets acquired and liabilities assumed in the acquisition and subsequently valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 “bargain purchase” gain for the difference, which is recorded in the Company’s consolidated statement of operations.

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

MONTH	Footnote	CONSOLIDATED BARREL CAPACITY AVAILABLE	CONSOLIDATED UTILIZATION RATE
March-11		1,018,000	85.4%
February-11		1,018,000	84.0%
January-11		1,018,000	62.9%
December-10		1,018,000	69.8%
November-10		1,018,000	70.7%
October-10		1,018,000	81.6%
September-10		1,018,000	82.0%
August-10	*6	1,018,000	82.0%
July-10	*4 & *5	1,033,000	80.9%
June-10	*3	902,000	77.0%
May-10		852,000	75.7%
April-10		852,000	75.7%
March-10		852,000	78.0%
February-10	*2	852,000	76.7%
January-10		752,000	75.0%
December-09		752,000	74.4%
November-09		752,000	73.3%
October-09		752,000	71.8%
September-09		752,000	71.8%
August-09		752,000	71.8%
July-09		752,000	65.6%
June-09		752,000	56.4%
May-09		752,000	55.9%
April-09		752,000	56.9%
March-09		752,000	57.8%
February-09		752,000	57.8%
January-09		752,000	57.8%
December-08	*1	752,000	38.0%

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

Our consolidated SG&A expenses (cash and non-cash) for the year ended March 31, 2010 were approximately $4,253,000, approximately 107% of total revenues, and averaging approximately $354,000 per month.  Non-cash activity for the year ended March 31, 2010 includes approximately $1,447,500 for management and director services and professional fees.

Management is pleased with the decrease in SG&A expenses in total dollars and as it relates to total revenues, as this supports Management’s belief and plan that we can increase revenues and utilization from our terminals operations without greatly increasing our established SG&A expenses.

	For the		For the
	Year ended		Year ended
Selling, General & Administrative (SG&A) Expenses:	March 31, 2011		March 31, 2010
Management Salaries	$1,095,000	32%	$1,112,000	26%

Management & Director Non-cash Compensation	653,000	19%	1,300,000	31%

Professional Fees	569,000	16%	870,000	20%

Insurance-Other	443,000	13%	399,000	9%

Other SG&A Expenses	677,000	20%	572,000	14%

Total SG&A Expenses	$3,437,000	100%	$4,253,000	100%

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

Gain / Loss on Disposal of Asset .  For the year ended March 31, 2011, we recorded a net gain of approximately $248,000 related to the disposal of assets.  These activities are primarily due to the demolition of six unused tanks at the Westwego Terminal to make way for future construction of larger tanks.  This activity resulted in a non-cash net loss of approximately $172,000.  Additionally, pertaining to our tank leak incident in February 2009, we recorded the receipt of $260,000 as a settlement payment from our pollution insurance carrier, the reduction in account payable invoices from our major subcontractor of $168,000 and legal expenses of approximately $7,500, totaling a net gain of approximately $420,000.

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

Gain on Bargain Purchase of Assets . On July 15, 2010 we finalized the acquisition of the Brunswick Terminal for $1,800,000.  We commissioned and obtained a leasehold valuation appraisal from Nationwide Consulting Company, a third-party independent appraisal firm.  The Brunswick Terminal appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  Therefore, we valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 gain for the difference.

Gain on Change in the Fair Market Value of Derivative Liabilities . The Company issued convertible notes in October 2009 and March 2010.  On March 28, 2011 the Company amended the notes to add a change of control provision.  Under the amended agreement, the conversion price of the notes is reduced to $0.40 if they are converted in connection with or subsequent to a change of control.  As a result of this change in the conversion price, the conversion feature is no longer indexed to the company stock and is therefore no longer afforded the exclusion under ASC 815,   Derivatives and Hedging . Consequently, the embedded derivative must be bifurcated (divided) and recorded as a derivative liability on the face of the balance sheet. In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of operations.

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

Other Income .  In December 2010, we recorded a net gain of approximately $140,000 related to the Company’s award of a Louisiana Quality Jobs incentive grant based on our asset investment at the Westwego Terminal.  These funds were received by the Company in April 2011.  Additionally, in March 2011 the Company recorded a net gain of approximately $48,000 related to the Company’s award of a Louisiana incentive program related to employment increases at the Westwego Terminal.  These funds are expected to be received during the Company’s 2012 first fiscal quarter.

Net Profit (Loss) from Operations.   For the year ended March 31, 2011, we incurred a net gain from operations in the amount of $1,003,842 or 14.5% of revenues.  This is a significant increase from the operating loss recorded by the Company for the year ended March 31, 2010 of approximately $1,904,500.

Our net gain as of March 31,2011 includes non-recurring events consisting of the net gain pertaining to the February 2009 insurance claim settlement and offsetting accounts payable invoices of approximately $420,000, the net gain of $100,000 pertaining to the Brunswick Terminal purchase appraisal, the net gain of approximately $188,000 from the Louisiana incentive awards; and the net gain of $503,141due to the change in the fair market valuation of our derivative convertible debt liabilities.

For the year ended March 31, 2010, the Company recorded a net loss of approximately $1,905,000.  Included in this total are non-recurring events of the impairment of cost method investment expense of $82,400 and the gain on disposal of assets of $255,000.

For the Year Ended March 31, 2010.

Revenues.   Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services fees.  The following is a discussion about each source of revenue.

Revenues-Storage Revenues .  For the year end March 31, 2010 the storage tank revenues totaled approximately $3,721,000, averaging approximately $310,000 per month.  However, this twelve month period average does not include any storage revenue from the Brunswick Terminal, as it was acquired in July 2010.  As of March 2010, the storage utilization at the Westwego Terminal was 78%, based on 852,000 barrels of leasable capacity.

Revenues-Ancillary Services. Ancillary fees are earned based on a customer’s particular needs, and therefore, by their nature fluctuate from month to month.  For the year ended March 31, 2010, our ancillary fees totaled approximately $247,000, an average of approximately $20,600 per month.  Ancillary fees during the year ended March 31, 2010 were exclusively derived from throughput fees.

Cost of Revenue .  Our cost of revenue consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, general materials, subcontractors, depreciation expenses, and other expenses.  These amounts totaled approximately $1,312,000 for the year ended March 31, 2010, or approximately $109,000 average per month, or 33% of revenue.

Gross Profit .  Gross profit for the year ending March 31, 2010 was approximately $2,657,000, or 67% of revenues, or an average of approximately $221,000 per month.

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

Gain / Loss on Disposal of Asset .  Pertaining to the tank leak incident at the Westwego, LA terminal in February 2009, we have recorded the amount paid by our insurance carriers, and the pollution insurance related expenses we have incurred as of March 31, 2010 in our Consolidated Statements of Operations.  The net effect of these was a gain on disposal of assets in the amount of approximately $255,188.  See table presented in the Results of Operations section of this report, under Gain/Loss on Disposal of Asset.

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

Net Profit (Loss) from Operations.   The year ended March 31, 2010 we recorded a net loss from operations of approximately $1,904,500.  Included in this total are the effects of the impairment of cost method investment expense of $82,400 and the net gain on disposal of assets of approximately $255,000.

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

Significant Events during the Year Ended March 31, 2011.

Long-term Debt and Notes Payable .  In connection with the purchase of the Westwego Terminal in December 2008, BWNO entered into a credit agreement (the “Credit Agreement” or the “Loan”) with JPM to finance the purchase price of the storage terminal.  Beginning on April 30, 2009, we began making monthly principal installments on this Loan, plus accrued monthly interest.  All unpaid principal and accrued and unpaid interest is finally due and payable on March 31, 2014.

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

Private Placement of Equity .  From June through August 2008, we issued 2,092,500 shares of restricted common stock for cash proceeds of $4,185,000 in a private placement, which was exempt from registration under Regulation S and/or Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  In connection with the offering, we engaged Falcon International Consulting Limited to act as placement agent.  Falcon International received a fee of 10% of the gross proceeds of the Offering.

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

Private Offering of Convertible Debt .

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

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals.  The actual terms of the amendment are incorporated herein by reference to Section 4.13 on Page 1 of the Exhibit 10.2 to the Company’s 8-K filed with the SEC on February 18, 2010.  As of March 31, 2011, the maturity and conversion dates had not been extended .

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

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

June 28, 2011, except for Note 3, which is May 4, 2012

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

 BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the two years ended March 31, 2011

	COMMON STOCK
	NUMBER OF	PAR	ADDITIONAL
	COMMON	VALUE	PAID -IN	ACCUMULATED
	SHARES	$0.001	CAPITAL	DEFICIT	TOTAL

Balance, April 1, 2009	51,993,024	$51,993	$7,237,576	$(5,546,737)	1,742,832

Shares issued for services	681,710	682	197,108	—	197,790

Shares issued for debt financing	1,359,000	1,359	372,981	—	374,340

Shares issued with debt-related parties	375,000	375	119,625	—	120,000

Stock option expense	—	—	1,260,241	—	1,260,241

Net loss	—	—	—	(1,904,524)	(1,904,524

Balance, March 31, 2010	54,408,734	$54,409	$9,187,531	$(7,451,261)	$1,790,679

Shares issued for services	383,380	383	462,095	—	462,478

Stock option expense	—	—	263,084	—	263,084

Reclassification of derivative liabilities on convertible debt loans	—	—	(1,901,052	—	(1,901,052

Net profit	—	—	—	1,003,842	1,003,842

Balance, March 31, 2011	54,792,114	$54,792	$8,011,658	$(6,447,419)	$1,619,031

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,003,842	$(1,904,524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	565,102	346,047
Impairment on investment	-	82,400
Amortization of deferred financing fees	428,943	114,031
Net Loss on disposal of assets	164,534	-
Net gain on bargain purchase of assets	(100,000)	-
Net gain on change in FMV of derivative liabilities	(503,141)	-
Stock based compensation	725,562	1,458,032
Stock issued in connection with related party debt	-	120,000

Changes in operating assets and liabilities:
Accounts receivable-trade	(146,704)	153,474
Accounts receivable-other	(208,600)	-
Prepaid expenses	87,003	(183,832)
Inventory	(25,929)	-
Deferred revenue	(189,950)	332,350
Accounts payable and accruals	(795,414)	(763,758)
Net cash provided by (used in) operating activities	1,005,248	(245,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from restricted cash	-	500,260
Proceeds from investments	-	325,000
Purchase of Brunswick, GA Terminal	(1,800,000)	-
Purchase of property, plant and equipment	(2,041,235)	(3,378,505)
Net cash provided by (used in) investing activities	(3,841,235)	(2,553,245)

CASH FLOWS FROM FINANCING ACTIVITES:
Financing fees	-	(483,546)
Cash proceeds from convertible debt investors	-	4,501,033
Cash proceeds from convertible debt related party investors	-	250,000
Payments of related party debt	-	(300,000)
Proceeds from bank loan	1,816,160	1,339,500
Payments on bank loan	(949,314)	(500,000)
Net cash provided by (used in) financing activities	866,846	4,806,987

NET CHANGE IN CASH FOR THE PERIOD	(1,969,141)	2,007,962
CASH AT BEGINNING OF PERIOD	2,020,527	12,565
CASH AT END OF PERIOD	$51,386	$2,020,527

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$689,812	$296,030
Cash paid for income taxes	$-	$-
Construction in process included in accounts payable	$1,013,619	$1,066,253
STOCK ISSUED FOR DEBT FINANCING	$-	$374,340

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

The Brunswick Terminal when purchased in July 2010 included employees, long-term land and dock lease arrangements, permits, licenses, offices, procedures, systems, storage tanks, truck rack, piping, etc. and processes that had the ability to produce outputs; thus meeting the definition of a business as per ASC Topic 805-10-55, paragraphs 4 through 9.  The terminal however, did not have any customers or contracts as of the acquisition date.

We commissioned and obtained a leasehold valuation appraisal (the “Brunswick Terminal Appraisal”) from a third-party independent appraisal firm, Nationwide Consulting Company.  The Brunswick Terminal Appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  As per ASC Topic 805-30-25-4, we reassessed all identifiable assets acquired and liabilities assumed in the acquisition and subsequently valued the combined assets at the Brunswick Terminal for $1,900,000 and recorded a $100,000 “bargain purchase” gain for the difference, which is recorded in the Company’s consolidated statement of operations.

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

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31, 2011	March 31, 2010
Revenue	$6,903,422	$4,076,122

Net income (loss)	$968,841	$(1,876,524)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC	$0.02	$(0.04)
DILUTED	$0.01	$(0.04)

Weighted average number of shares outstanding:
BASIC	54,616,489	52,750,676
DILUTED	65,817,436	52,750,676

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
$8,957,379

6.           EMBEDDED DERIVATIVE LIABILITY

As described in Note 5, the Company issued convertible notes in October 2009 and March 2010.  On March 28, 2011 the Company amended the notes to add a change of control provision. Under the amended agreement, the conversion price of the notes is reduced to $0.40 if they are converted in connection with or subsequent to a change of control. As a result of this change in the conversion price, the conversion feature is no longer indexed to the company stock and is therefore no longer afforded the exclusion under ASC 815, Derivatives and Hedging . Consequently, the embedded derivative must be bifurcated (divided) and recorded as a derivative liability on the face of the balance sheet. In addition, the derivative liability must be marked-to-market each reporting period and the change in its fair value will be recorded in our statement of operations.

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

Based on our assessment and the criteria described above, management and our Audit Committee have concluded that, as of March 31, 2011, our internal control over financial reporting were not effective.  Our controls were determined to be not effective due to a material weakness relating to the accounting for conversion features related to our convertible debt notes.

The Company’s staff has been educated about accounting for conversion features embedded in our convertible debt notes and will work closely with the Company’s Audit and Disclosure Committees.

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

Michael D. Suder .  Mr. Suder has been the Chief Executive Officer and a director of the Company since May 7, 2008, and our President since August 18, 2008.  From September 2005 through 2007, Mr. Suder was the director of new business development for LBC Tank Terminals. Prior to that time, from 2001 through 2005, Mr. Suder was the general manager of Kinder Morgan Energy Partners LP's lower Mississippi River region.  Prior to his tenure with Kinder Morgan, Mr. Suder was the President/COO of Delta Terminal Services, Harvey, Louisiana from 1995 through December 2000.  Mr. Suder holds a B.A. degree from George Washington University in Washington, D.C.

Donald St.Pierre .  Mr. St.Pierre joined the Company in June 2008 as Vice President of Finance and became our Chief Financial Officer on August 18, 2008.  Prior to employment with Blackwater Midstream Corp., Mr. St.Pierre held the position of Comptroller with Beverly Industries, LLC, in Westwego, Louisiana from January 2003 through June 2008. Beverly Industries, LLC and its associated companies are engaged in civil construction, trucking, and river aggregate sales.  Mr. St.Pierre prepared in-house financial statements and managed contract administration, banking, insurance, IT and office administration.  Mr. St. Pierre graduated from Nicholls State University in 1978, earning a BS degree in Marketing and Management and completed postgraduate business classes at the University of New Orleans.  Mr. St.Pierre is also the owner of an e-commerce business located in New Orleans.

Dale T. Chatagnier .  Mr. Chatagnier joined the Company in May 2008 as our Chief Operating Officer and became our Secretary on August 18, 2008.  Prior to joining the Company, Mr. Chatagnier served as the Vice President of Engineering and Operations for North American Terminal Services from 2003 to 2008.  From 2001 to 2003, Mr. Chatagnier was the Director of Operations and Engineering for Kinder Morgan in Harvey, LA.  From 1995 to 2001 Mr. Chatagnier served as the Vice President of Facility Development and Engineering at Westway Terminals Co., where he was responsible for the development of liquid storage facilities.  Mr. Chatagnier earned a BS in Mechanical Engineering from Louisiana State University in Baton Rouge, LA.

Francis A. Marrocco .  Mr. Marrocco has been our Chief Commercial Officer since May 2008.  At Kinder Morgan Terminals, from 2000 to 2008, Mr. Marrocco held the position of Northeast Regional Vice President managing all New York Harbor Operations and Business Development.  Prior to Kinder Morgan, Mr. Marrocco was responsible for commercial development at Delta Terminal Services in Harvey, Louisiana.  Mr. Marrocco has earned an Associate’s Degree from Thomas Edison State College in New Jersey.

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

Compensation Committee .  We do not have a separately-designated Compensation Committee as each member of our Board of Directors participates in making recommendations to the Board of Directors concerning salaries and incentive compensation for our officers and employees, and our entire Board of Directors administers the Blackwater Midstream 2008 Incentive Plan.

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

Securities Authorized for Issuance Under Equity Compensation Plans .

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

Certain Relationships and Related Transactions .

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

Item 14.  Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP has served as our independent auditors since October 8, 2008.  Aggregate fees billed by MaloneBailey, LLP as an independent registered public accounting firm, during the fiscal years ended March 31, 2010 and March 31, 2011 are as follows:

	MaloneBailey LLP, Fiscal Year-Ended March 31, 2011	MaloneBailey LLP, Fiscal Year- Ended March 31, 2010
Audit Fees	$30,000	$67000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$30,000	$67,000

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

10.35	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2011 .)
10.36	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2011 .)
21.1	Subsidiaries of the Registrant
23.1	Consent of Malone & Bailey, PC independent registered public accounting firm
23.2	Consent of Nationwide Consulting Company, Inc., third-party independent appraisal firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May 2012.

BLACKWATER MIDSTREAM CORP.

(Registrant)

By:	/s/ MICHAEL D. SUDER
Michael D. Suder
Chief Executive Officer

Date May 4, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL D. SUDER	Chief Executive Officer and Director	May 4, 2012
Michael D. Suder

/S/ HERBERT WHITNEY	Director	May 4, 2012
Herbert Whitney

/S/ WILLIAM WEIDNER	Director	May 4, 2012
William Weidner

/S/ WILLIAM GORE	Director	May 4, 2012
William Gore

/S/ PHILIP OLIVER TRACY	Director	May 4, 2012
Philip Oliver Tracy

/S/ DONALD ST.PIERRE	Chief Financial Officer	May 4, 2012
Donald St.Pierre