Form 10-K
period 2012-03-31
Blackwater Midstream Corp.
filed 2012-06-15
CIK 1292518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2011 was approximately $19,666,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 08, 2012, there were 56,476,186 shares of Common Stock, $.001 par value per share, outstanding.

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

Blackwater Midstream Corp.
FORM 10-K

PART I

Item 1. Business.

Our Corporate History

Unless indicated otherwise, the terms “our”, “we”, “us” and similar language refer to Blackwater Midstream Corp. (the “Company”), together with our subsidiaries.  Company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., (formerly Laycor Ventures Corp.), the registrant, our wholly owned subsidiaries Blackwater New Orleans, L.L.C.; Blackwater Georgia, L.L.C.; and Blackwater Maryland, L.L.C.; and to Laycor Ventures, Corp.

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

On November 22, 2011, we formed Blackwater Maryland, L.L.C. (“BWMD”), a Maryland limited liability company, as our wholly owned subsidiary.  On December 22, 2011 we completed the acquisition of the Salisbury, MD fuel rack terminal (the “Salisbury Terminal”) from NuStar Terminals Operations Partnership, L.P. (the “Salisbury Acquisition”).

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

Description of Our Business

Third Party Terminalling Business Background

Independent bulk liquid terminals and fuel rack terminals play a crucial role in product distribution within the supply chain.  Terminals store a range of products including crude oil, bunker fuel, gasoline, distillates, chemicals, agricultural products, and renewable fuels.

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

The Storage Terminal in Westwego, LA

On December 23, 2008, we completed the acquisition of the Westwego Terminal for $4,800,000; along with acquisition costs of $119,601.  BWNO did not assume any contingent liabilities in the Westwego Acquisition.

In connection with the closing of the Westwego Acquisition, the Company received $2,300,000 of proceeds from a private placement in December 2008.  Additionally, BWNO entered into a term loan with JPM Chase Bank (“JPM”) in the principal amount of $2,500,000, as well as a credit agreement (the “BWNO Credit Agreement”).  This loan agreement and the subsequent loan agreements (April 21, 2009; February 12, 2010; June 24, 2010 and the consolidating loan agreement, the Fourth Amendment to the Credit Agreement, on October 24, 2010 (the “October 2010 Note”)) with JPM are secured by the existing Collateral Mortgage on the Westwego Terminal Property, and a Continuing Security Agreement granting JPM a security interest in BWNO’s accounts, chattel paper, general intangibles and instruments, documents, equipment, letter of credit rights and contracts. The October 2010 Note consolidated all of BWNO’s previous loan agreements with JPM and provided additional proceeds in the amount of $374,160 for a total revised principal amount of $3,766,667.  The October 2010 Note bears interest at an annual rate of 1.5% above the Prime Rate.  Commencing October 31, 2010, BWNO began make monthly principal payments of $97,822 and interest payments until maturity on September 30, 2014.

In January 2011, JPM responded affirmatively to the Company’s request to delay the next few months of principal payments on the October 2010 Note and make payments as we are able.  JPM and the Company agreed that the Company’s funds would be better used by making payments against outstanding accounts payable.  The January 2011 principal payment was paid in February 2011, the February 2011 principal payment was paid in March 2011, the March principal payment was paid in April 2011, the April principal payment was paid in early June 2011 and the May and June principal payments were paid in June 2011

At our Westwego Terminal, our income is primarily derived from tank leasing on guaranteed “take or pay” contracts.  Additional income is derived from operational charges associated with ancillary services provided to our customers; such as excess throughput, product heating, package filling, product circulation, etc.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.

We generally receive our customer’s liquid product by river barge or ship at our Mississippi River dock or by rail car.  Products are transferred from barges, ships or rail cars to the specified leased storage tank(s) via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge or ship.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

The Storage Terminal in Brunswick, GA

On July 15, 2010, we completed the acquisition of the Brunswick Terminal for $1,800,000.  Related to the acquisition, the Company received $1,750,000 from the issuance of convertible debt loans (the “2010 convertible debt loans”).  The Brunswick Terminal, when purchased in July 2010, included employees, long-term land and dock lease arrangements, permits, licenses, offices, procedures, systems, storage tanks, truck rack, piping, etc. and processes that had the ability to produce outputs; thus meeting the definition of a business as per ASC Topic 805-10-55, paragraphs 4 through 9.  The terminal however, did not have any customers or contracts as of the acquisition date.

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

At our Brunswick Terminal, our income is primarily derived from tank leasing on guaranteed “take or pay” contracts.  Additional income is derived from operational charges associated with ancillary services provided to our customers; such as excess throughput, truck weighing, etc.  The terms of our storage leasing contracts are multiple years, with renewal options.

We generally receive our customer’s liquid product by river barge or ship at our Brunswick River dock.  Products are transferred from barges or ships to the specified leased storage tank(s) via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminals by truck or railcar.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

The Storage Terminal in Salisbury, MD

On December 22, 2011, we completed the acquisition of the Salisbury Terminal for $1,600,000.  Related to the acquisition, BWMD entered into a term loan with JPM in the principal amount of $1,600,000, as well as a credit agreement (the “BWMD Credit Agreement”).  The obligations under the BWMD Credit Agreement are secured by an existing Collateral Mortgage on the Westwego Terminal property, a Continuing Security Agreement covering BWMD’s accounts, chattel paper, deposit accounts and other payment obligations of a financial institution, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights, and a guarantee by the Company.  The Salisbury Terminal when purchased in December 2011 included customer contracts, an employee, permits, licenses, offices, procedures, systems, storage tanks, truck rack, piping, etc. and processes that had the ability to produce outputs; thus meeting the definition of a business as per ASC Topic 805-10-55, paragraphs 4 through 9.

A leasehold valuation appraisal was commissioned (the “Salisbury Terminal Appraisal”) from a third-party independent appraisal firm, Nationwide Consulting Company.  The Salisbury Terminal Appraisal concluded that the leasehold value of the Salisbury Terminal as of June 30, 2011 was $2,570,000.  As per ASC Topic 805-30-25-4, we reassessed all identifiable assets acquired and liabilities assumed in the acquisition and subsequently valued the combined assets at the Salisbury Terminal for $2,570,000. Thus the Company recorded a $970,000 “bargain purchase” gain for the difference, which is recorded in the Company’s consolidated statement of operations.

At our Salisbury Terminal, our income is derived from throughput fees charged to our customers when their products are either received or disbursed; as well an inactive inventory fees.  At our terminal in Salisbury, generally, we receive our customer’s liquid products by barge at our dock along the Wicomico River.  Products are transferred from barges to the specified leased storage tank(s) via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

Employees

We employ twenty-four full-time employees and four part-time employees for a total of twenty-eight people; of which twenty-two are based at our Westwego Terminal, three are based at our Brunswick Terminal and three are based at our Salisbury Terminal.  The positions held are Chief Executive Officer, Chief Operations Officer, Chief Commercial Officer, Chief Financial Officer, Logistics Manager, Assistant Terminal Managers, Operators, Foremen, Maintenance, and Accounting Staff.

Significant Customers

Westwego Terminal.  As of May 1, 2012 the terminal had contracts with six customers utilizing approximately 96% of its leasable barrel storage capacity.  The contracted leased storage to our largest customer comprised approximately 31% of our total barrel storage utilization, with our next two largest customers comprising approximately 16% and 15% respectively.  The increase in utilization is mainly due to our securing additional long-term contract customers.  The main products stored at our Westwego Terminal as of the date of this Annual Report on Form 10-K are soybean oils, lubricating oils, and 50% diaphragm grade caustic soda.  As of May 1, 2012, one customer accounted for approximately 23% of total revenue.  In August 2010, the Westwego Terminal began package filling activities for a contracted customer, anticipated to contribute over $1.4 million in revenues per year over each of the three-year contract periods.

Brunswick Terminal.  As of May 1, 2012 the terminal had one operational long-term contract with one customer utilizing 100% of its leasable barrel storage capacity.  The main product stored at the Brunswick Terminal is liquid fertilizer.  In February 2012, we signed a new long-term agreement with a new customer for storage of 50% caustic soda.  This storage contract is scheduled to become operational in July 2012, upon completion of the construction of a new 60,000 barrel storage tank.

Salisbury Terminal.  As of May 1, 2012 and at the acquisition date in December 2011, the terminal has contracts with three customers utilizing approximately 76% of the leasable barrel storage capacity.  The main products stored at the Salisbury Terminal for our customers are gasoline, ethanol, and diesel.

Percentage of Monthly Consolidated Storage Revenues Generated by all of our Terminals’ Customers as of May 1, 2012:

Customer “A”	=	21%
Customer “B”	=	18%
Customer “C”	=	16%
Customer “D”	=	15%
Customer “E”	=	10%
Customer “F”	=	9%
Customer “G”	=	8%
Customer “H”	=	2%
Customer “I”	=	1%
Customer “J”	=	0%

Growth of our Business

We are engaged in the business of third-party terminalling; specifically, bulk liquid storage and ancillary services at our Westwego and Brunswick Terminals and fuel-rack services at our Salisbury Terminal.  Our operations support many different commercial customers, including commodity brokers, refiners, chemical manufacturers and fuel oil distributors.

For the Company as a whole, our current business model is to increase the utilization at all of our terminals, expand storage at all of the terminal sites as needed, and to pursue the acquisition of other underachieving, underutilized storage terminals through asset purchases and management agreements.  We believe the considerable experience of the Company’s management team will be a key factor in transitioning newly acquired underperforming terminals into viable profit centers.  We expect these potential acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

Westwego Terminal.  Our Westwego Terminal sits on approximately 26.5 acres.  As of March 31, 2012, the terminal had 46 above ground storage tanks for a total leasable capacity of approximately 857,000 barrels, including a deep water ship dock and rail access.  Construction projects in process as of March 31, 2012 included piping and tank modifications, as well as painting of various storage tanks.

On May 17, 2012, we obtained a building permit to construct two 50,000 barrel storage tanks within the developed area of the terminal.  One of the tanks is already contracted to an existing customer and the other tank’s storage contract is being negotiated with another customer.  Funding for the construction of the tanks is being arranged with JPM.

Additionally, the Westwego Terminal site has available for development and expansion approximately six acres of undeveloped land.  The Company believes this area can support approximately 300,000 barrels of new tank storage.  The Westwego Terminal’s location within the Port of New Orleans, the warehousing and international distribution attributes this location provides, along with the diversity of our customer base; contributes to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into two broad categories: chemical and agricultural.

Brunswick Terminal.  Our Brunswick Terminal sits on approximately 6.5 acres of land leased from the Georgia Ports Authority, including access to a shared deep water ship dock and rail access.  As of March 31, 2012, the terminal had two leasable 80,000 barrel above ground storage tanks and two leasable 500 barrel storage tanks for a combined leasable capacity of 161,000 barrels.

Construction is currently underway to build a 60,000 barrel steel storage tank related to a new long-term contract with a new customer.  After the construction of the new 60,000 storage tank, the Brunswick Terminal site will have remaining approximately three acres of undeveloped land available for the construction and development of approximately 100,000 barrels in new tank storage.  Our terminal within the Georgia Ports Authority is ideally suited to serve petroleum, chemical and agricultural customers who need deep-water access and distribution in the southeastern sector of the United States of America.

In November 2011, the Company successfully negotiated with the Georgia Ports Authority to extend the terminal’s long-term land lease until September 4, 2016.  Currently, the Company and the Georgia Ports Authority are negotiating to further extend the maturity date of the long-term land lease.

Salisbury Terminal.  Our Salisbury Terminal sits on approximately 27 acres of land.  As of March 31, 2012, the terminal had fourteen leasable above ground storage tanks for a combined leasable capacity of approximately 177,000 barrels; including access to a barge dock.

The Salisbury Terminal site has approximately two acres of undeveloped land available for development of approximately 100,000 barrels in new tank storage.  This terminal is ideally suited to service petroleum distribution customers and potentially agricultural customers located with the Delmarva Peninsula of Maryland; as well as the greater Baltimore and Washington, D.C. metropolitan areas.

Competition

The fuel, chemical and agricultural liquid storage business is highly competitive.  We expect this competitive environment to continue in the future.  We face competition from a number of existing storage facilities within the New Orleans to Baton Rouge, Louisiana refining and manufacturing corridor, the southeast USA, Florida and Georgia area and the Delmarva, Maryland Peninsula area.  We believe that current economic conditions present additional opportunities in the bulk liquid storage industry by allowing refiners and manufacturers the ability to manage product inventories and plant production rates in response to fluctuating consumption demands and variations in market product pricing.  As consumers continue to demand a more efficient supply chain from refiners and manufacturers, this demand for storage will continue to drive capacity expansions in the terminal industry.

Some of our competitors include Kinder Morgan, International Matex Tank Terminals and the Westway Group and local truck rack terminals in the Maryland area.  Many of our competitors have longer operating histories, better brand recognition and significantly greater financial, technical and marketing resources than we do.  Many of these competitors may have well-established relationships with customers and other key partners and can devote substantially more resources to marketing and sales.  Larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

However, we believe we offer prospective customers greater flexibility with their storage needs, due to current excess capacity and our ability to also offer them competitive long-term contract rates.  Additionally, the Westwego Terminal, the Brunswick Terminal and the Salisbury Terminal sites all offer storage tank expansion potential, which can be custom-designed to meet specific customer requirements.

Research and Development

We have not spent any funds during either of our last two fiscal years on research or development.

Intellectual Property

We do not hold, nor have we applied for, any patents, trademarks, licenses, franchises or concessions, nor are we a party to any royalty agreements or labor contracts.

Environmental

Under various federal, state and local laws, ordinances and regulations, we are considered to be an owner or operator of real property and may have to arrange for the disposal or treatment of hazardous or toxic substances.  As a result, we could become liable for the costs of removal or remediation of certain hazardous substances released on or near our property.  We could also be liable for other costs that relate to hazardous or toxic substances, including governmental fines and injuries to persons and/or properties.  Many of the chemicals and products we store may be considered hazardous materials.  Inadvertent releases or spills can subject us to costly remediation expenses and/or fines.

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

In relation to our pollution claim, in our Statements of Consolidated Operations for the year ended March 31, 2011, we incurred legal expenses of approximately $7,500, negotiated a reduction in related cleanup expenses with a vendor of approximately $167,700, and agreed upon a settlement of $260,000 with our pollution carrier; resulting in a net gain of approximately $420,200.  As of the year ended March 31 2011, all expenses and reimbursements have been recorded, resulting in a net loss of $227,386.  See table presented in the Results of Operations section of this report, under Gain/Loss on Disposal of Asset.  As our insurance claim was settled as of March 31, 2011, the Company did not report any activity during the fiscal year period ended March 31, 2012.

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

As of May 1, 2012, the Westwego Terminal had a storage tank utilization rate of approximately 96%, based on the total leasable barrel storage capacity of 857,000 barrels.  The Westwego Terminal is subject to a term note and mortgages held by JPM. On May 17, 2012, we obtained a building permit to construct two 50,000 barrel storage tanks within the developed area of the terminal.  One of the tanks is already contracted to an existing customer and the other tank’s storage contract is being negotiated with another existing customer.  Funding for the construction of the tanks is being arranged with JPM.

As of May 1, 2012, the Brunswick Terminal had a storage tank utilization of 100%, based on the total leasable barrel storage capacity of 161,000 barrels.  Construction is currently underway to build a 60,000 barrel steel storage tank related to a new long-term contract with a new customer.  This construction is being 100% funded by JPM, subject to a term note not to exceed $1,380,000 and a mortgage on the Westwego Terminal property.  The Brunswick Terminal currently has a lease in place with the Georgia Ports Authority which is scheduled to terminate September 4, 2016.

As of May 1, 2012, the Salisbury Terminal had a storage tank utilization rate of approximately 76%, based on the total leasable barrel storage capacity of approximately 177,000 barrels.  The Salisbury Terminal is subject to a term note in the amount of $1,600,000 held by JPM and a mortgage on the Westwego Terminal property.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ended March 31, 2012, there were no matters submitted to a vote of our shareholders.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are traded on the Over-the-Counter Bulletin Board under the symbol “BWMS.”  The Company is authorized to issue 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.  As of May 31, 2012, 56,476,186 shares of common stock had been issued and were outstanding and zero shares of preferred stock had been issued.

The following table sets forth the range of high and low closing bid prices for the common stock for the fiscal quarters. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

FISCAL QUARTER	HIGH BID	LOW BID
2013
First Quarter 04-01-12 to 05-31-12	$0.60	$0.40
2012
Fourth Quarter 01-01-12 to 03-31-12	$0.53	$0.32
Third Quarter 10-01-11 to 12-31-11	$0.45	$0.30
Second Quarter 07-01-11 to 09-30-11	$0.55	$0.35
First Quarter 04-01-11 to 06-30-11	$0.65	$0.38
2011
Fourth Quarter 01-01-11 to 03-31-11	$0.66	$0.42
Third Quarter 10-01-10 to 12-31-10	$0.73	$0.31
Second Quarter 07-01-10 to 09-30-10	$0.41	$0.30
First Quarter 04-01-10 to 06-30-10	$0.50	$0.17

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

Holders of Record

As of March 31, 2012 there are approximately 93 active record holders of our common stock.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2012

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of March 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Suder	0	0	705,882	(1)	$0.17	5/4/2019	0	0	2,935,553	(2)	1,521,920

Donald St. Pierre	0	0	0		0	0	0	0	777,090	(3)	161,988

Dale T. Chatagnier	0	0	0		0	0	0	0	1,483,828	(4)	601,539

Francis Marrocco	0	0	0		0	0	0	0	1,483,828	(5)	742,142

(1)           Such options are fully vested and are exercisable at $0.17 per share, the closing price of the common stock on April 1, 2009, the date that such options were issued.  Mr. Suder received this compensation as a director as well as for his services as an executive officer of the Company during the fiscal year ending March 31, 2009.

(2)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share as of such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date;(iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date; and (vi) 74,500 shares of restricted common stock granted on June 6, 2011, valued at $0.60 per share as of such value date.  The shares referenced in items “i”, “ii”, “iii” “iv” and “v”, immediately preceding, all vest according to the revised vesting date of January 1, 2015 and to the original vesting date of January 1, 2012 for item “vi”, and only if Mr. Suder is employed by the Company on such date.

(3)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iii) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; (iv) 9,125 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date; and (v) 74,500 shares of restricted common stock granted on June 6, 2011, valued at $0.60 per share as of such value date.  The shares referenced in items “i”, “ii”, “iii” and “iv”, immediately preceding, all vest according to the revised vesting date of January 1, 2015 and to the original vesting date of January 1, 2012 for item “v”, and only if Mr. St.Pierre is employed by the Company on such date.

(4)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share as of such date and; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date; and (vi) 74,500 shares of restricted common stock granted on June 6, 2011, valued at $0.60 per share as of such value date.  The shares referenced in items “i”, “ii”, “iii” “iv” and “v”, immediately preceding, all vest according to the revised vesting date of January 1, 2015 and to the original vesting date of January 1, 2012 for item “vi”, and only if Mr. Chatagnier is employed by the Company on such date.

(5)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date; and (vi) 74,500 shares of restricted common stock granted on June 6, 2011, valued at $0.60 per share as of such value date.  The shares referenced in items “i”, “ii”, “iii” “iv” and “v”, immediately preceding, all vest according to the revised vesting date of January 1, 2015 and to the original vesting date of January 1, 2012 for item “vi”, and only if Mr. Marrocco is employed by the Company on such date.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a maturity date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 and $300,104, respectively for the three-month and twelve-month periods ending March 31, 2012 and March 31, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of March 31, 2012 and March 31, 2011 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Note to extend the note’s maturity date from October 15, 2011 to October 15, 2013.  All 2009 Convertible Promissory Notes have been amended to reflect the new maturity date.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 6)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $73,314 and $249,000, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $62,198.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $115,378, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $61,449 and decreased the derivative liability by $820,800.  These transactions resulted in a net “non-cash” gain of $759,351.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount was recorded as a discount to the debt and will be amortized over the new remaining life of the notes, until October 15, 2013.

As a result of the First Amendment to the BWNO Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014, as requested by JPM.  However, JPM is aware of the maturity date extension that was achieved and has not requested any action from the Company.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a maturity date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 and $175,000, respectively for the three-month and twelve-month periods ending March 31, 2012 and March 31, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of March 31, 2012 and March 31, 2011 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amount of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Note to extend the note’s maturity date from March 31, 2012 to September 30, 2013.  All 2010 Convertible Promissory Notes have been amended to reflect the new maturity date.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 6)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $49,878 and $180,150, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $45,038.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $78,371, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $130,271 and decreased the derivative liability by $770,860.  These transactions resulted in a net “non-cash” gain of $640,589.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.

In summary, during the twelve-month period ending March 31, 2012, the Company recorded a net “non-cash” gain of $2,201,935 related to the 2009 and 2010 Notes; approximately $1,400,000 is due to the extinguishment of the original convertible debt notes and deferred financing charges; and $801,995 is related to changes in the fair market value of the convertible debt notes derivative liabilities.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended March 31, 2012.

Overview of Company and its Operations

Westwego Terminal Operations.  On September 9, 2008, we formed BWNO, a Louisiana limited liability company, as a wholly owned subsidiary of the Company, to acquire the Westwego Terminal.

On December 23, 2008, we completed the acquisition of the Westwego Terminal in the amount of $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory, and NuStar’s transaction-related expenses.  In connection with the closing of the Westwego Acquisition, the Company received $2,300,000 of proceeds from a private placement in December 2008.  Additionally, BWNO entered into a term loan with JPM Chase Bank (“JPM”) in the principal amount of $2,500,000, as well as a credit agreement (the “BWNO Credit Agreement”).  At acquisition, the Westwego Terminal had an approximate leasable capacity of 752,000 barrels.  The above-the-ground storage tanks at the Westwego Terminal range in size from approximately a 5,000 barrel capacity to tanks with over a 100,000 barrel capacity.

In September 2009, we secured a long-term contract for storage and subsequently began construction of three 50,000 barrel steel tanks and a Mississippi River ship dock to facilitate this contract and the future growth of the Westwego Terminal.  It was the opinion and belief of Management that having an operational ship dock, versus a barge dock, would greatly enhance the Company’s ability to promote and secure additional long-term storage contracts.  As of the end of May 2010, we completed construction of the ship dock and the three 50,000 barrel steel tanks thus bringing the current storage capacity at the Westwego Terminal to 902,000 barrels.  During 2010 we dismantled six empty 7,500 barrel storage tanks to make way for future construction of a larger storage tank.  After the demolition of these storage tanks, and as of the filing of this annual report, the leasable storage capacity of the Westwego Terminal is 857,000 barrels.

On May 17, 2012, we obtained a building permit to construct two 50,000 barrel storage tanks within the developed area of the terminal.  One of the tanks is already contracted to an existing customer and the other tank’s storage contract is being negotiated with another existing customer.  Funding for the construction of the tanks is being arranged with JPM.

Our operations support many different commercial customers, including commodity brokers, refiners and chemical manufacturers.  Our location within the Port of New Orleans, the warehousing and international distribution attributes this location provides, along with the diversity of our customer base, contributes to the potential diversity of the products customers may want stored in our terminal.  The products will however generally fall into the two broad categories: chemical and agricultural.

Our income from the Westwego Terminal is derived from tank leasing, operational charges associated with the throughput charges for receipt and delivery of our customer’s products; and other services, like blending services, as requested by our customers.  The terms of our storage leasing contracts range from month-to-month, to multiple years, with renewal options.  In August 2010, the Westwego Terminal began package filling activities for a contracted customer, anticipated to contribute over $1.4 million in revenues per year over each of the three-year contract periods.

Cash generated from the operations at the Westwego Terminal is the primary source of liquidity for funding BWNO’s related debt service, maintenance, and small-scale potential capital expenditures.  We will seek debt financing to fund larger-scale capital expenditures with long-term contracts.

At the Westwego Terminal, we generally receive our customer’s liquid product by river vessel at our Mississippi River dock and by rail car.  The product is transferred from the river vessels and rail cars to the specified leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by water vessel.  The length of time that the customer’s product is held in storage without transfer varies depending upon the customer’s needs.

At the time of the acquisition of the Westwego Terminal in December 2008, the utilization rate of the leasable barrel storage capacity was approximately 38%.  As of May 1, 2012 the Westwego Terminal had contracted with six customers utilizing approximately 96% of its leasable barrel storage capacity.  The contracted leased storage to our largest customer comprised approximately 31% of our total barrel storage utilization at the Westwego Terminal, with our next two largest customers comprising approximately 16% and 15%, respectively.  The increase in utilization is mainly due to our having secured additional long-term contract customers.  The products stored at the Westwego Terminal as of the date of this Annual Report on Form 10-K are soybean oil, lubricating oils, drilling fluids, and 50% diaphragm grade caustic soda.  As of May 2012, one customer accounted for approximately 23% of total revenue.

On October 24, 2010, BWNO entered into the Fourth Amendment to BWNO Credit Agreement and a Term Note (collectively the “October 2010 Note”) with JPM.  The October 2010 Note consolidated BWNO’s previous loan agreements with JPM and provided additional proceeds in the amount of $374,160 for a total revised principal amount of $3,766,667.  The October 2010 Note bears interest at an annual rate of 1.5% above the Prime Rate.  Commencing October 31, 2010, BWNO began making monthly principal payments of $97,822 and interest payments until maturity on September 30, 2014.

In January 2011, JPM responded affirmatively to the Company’s request to delay the next few months of principal payments on the October 2010 Note and make payments “as we are able.”  JPM and the Company agreed that the Company’s funds would be better used by making payments against outstanding accounts payable.  The January 2011 principal payment was paid in February 2011, the February 2011 principal payment was paid in March 2011, the March principal payment was paid in April 2011, the April principal payment was paid in early June 2011; as well as the May and June principal payments were paid in June 2011.

Brunswick Terminal Operations. On February 26, 2010, we formed BWGA, a Georgia limited liability company, as our wholly owned subsidiary.

On July 15, 2010 we completed the acquisition of the Brunswick, GA liquid bulk storage terminal from NuStar Terminals Operations Partnership, L.P. in the amount of $1,800,000.  Related to the acquisition, the Company received $1,750,000 from the issuance of convertible debt loans (the “2010 convertible debt loans”).

The Brunswick Terminal site consists of two leasable 80,000 barrel above ground storage tanks and two leasable 500 barrel storage tanks for a combined leasable capacity of 161,000 barrels.  Construction is currently underway to build a 60,000 barrel steel storage tank pertaining to a new long-term contract with a new customer.  This construction is being 100% funded by JPM, subject to a term note not to exceed $1,380,000 and a mortgage on the Westwego Terminal property.  The Brunswick Terminal currently has a lease in place with the Georgia Ports Authority which is scheduled to terminate September 4, 2016.

This terminal is ideally suited to serve petroleum, chemical and agricultural customers who need deep-water access and distribution in the southeastern sector of the United States of America.  At the time of the acquisition of the Brunswick Terminal in July 2010, the utilization rate of the leasable barrel storage capacity was 0%.  As of May 1, 2012 the Brunswick Terminal has contracted with one liquid fertilizer customer who utilizes 100% of its leasable barrel storage capacity and 100% of the total revenue.

Income from the Brunswick Terminal is derived from tank leasing, operational charges associated with the throughput charges for receipt and delivery of our customer’s products; and other services, like blending services, as requested by our customers.  The terms of our storage leasing contracts will range from month-to-month, to multiple years, with renewal options.

At the Brunswick Terminal we offer product transfer via river vessel, railcar and by bulk liquid carrying truck.  At the Brunswick Terminal the customer’s liquid product is received by barge or ship at the dock.  The product is transferred from barges or ships to the leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck, railcar and/or by barge or ship.  The length of time that the customer’s product is to be held in storage without transfer will vary depending upon the customer’s needs.

Salisbury Terminal Operations. On November 22, 2011, we formed BWMD, a Maryland limited liability company, as our wholly owned subsidiary.

On December 22, 2011 we completed the acquisition of the Salisbury, MD fuel rack terminal from NuStar Terminals Operations Partnership, L.P. in the amount of $1,600,000.  Related to the acquisition, BWMD entered into a term loan with JPM in the principal amount of $1,600,000, as well as a credit agreement (the “BWMD Credit Agreement”).  Loan agreements with JPM are secured by an existing Collateral Mortgage on the Westwego Terminal Property, a Continuing Security Agreement, and a Guarantee by the Company.

The Salisbury Terminal site consists of fourteen leasable above ground storage tanks for a combined leasable capacity of approximately 177,000 barrels.  This terminal is ideally suited to serve petroleum distributors and agricultural customers who need distribution in the Delmarva Peninsula area of Maryland.  At the time of the acquisition and currently the Salisbury Terminal had a utilization rate of the leasable barrel storage capacity of approximately 76%.

Income from the Salisbury Terminal is derived from throughput charges for receipt and delivery of our customer’s products; and other services.  The terms of our storage leasing contracts will range from month-to-month, to multiple years, with renewal options.

At the Salisbury Terminal we offer product transfer via river barges and by bulk liquid carrying truck.  At the Salisbury Terminal the customer’s liquid product is mostly received by barge at the dock.  The product is transferred from barges to the leased storage tank via the terminal’s internal pipeline apparatus.  The customer’s product is removed from storage at our terminal by truck.  The length of time that the customer’s product is to be held in storage without transfer will vary depending upon the customer’s needs.

Recent Developments

As of March 31, 2012 our asset portfolio consisted of the Westwego Terminal, located along the Mississippi River within the Port of New Orleans, Louisiana; the Brunswick Terminal, located near the junction of the East and Brunswick Rivers in Georgia; and the Salisbury Terminal located along the Wicomico River in Maryland.

The Westwego Terminal site consists of approximately 26.5 acres of land, including 46 leasable above ground storage tanks with a combined leasable capacity of approximately 857,000 barrels, a new ship dock, an office, warehouses, and other site improvements.  On May 17, 2012, we obtained a building permit to construct two 50,000 barrel storage tanks within the developed area of the terminal.  One of the tanks is already contracted to an existing customer and the other tank’s storage contract is being negotiated with another existing customer.  Funding for the construction of the tanks is being arranged with JPM.

The Brunswick Terminal site consists of approximately 6.5 acres of leased land from the Georgia Ports Authority; including two 80,000 barrel leasable above ground storage tanks, and two 500 barrel leasable above ground storage tanks, an office building, a two-bay covered truck loading rack and other site improvements; including access to a shared ship dock.  Construction is currently underway to build a 60,000 barrel steel storage tank related to a long-term contract with a new customer.  In March 2012, BWGA entered into a loan agreement with JPM for an amount of up to $1,380,000 to fund this new construction project.  As of March 31, 2012, the Company had obtained construction advances against this note in the amount of approximately $408,100 and as of filing date had obtained advances against this note in the amount of approximately $591,613.  In November 2011, the Company successfully negotiated with the Georgia Ports Authority to extend the terminal’s long-term land lease until September 4, 2016.  Currently, the Company and the Georgia Ports Authority are negotiating to further extend the maturity date of the long-term land lease.

On December 22, 2011, we completed the acquisition of the Salisbury Terminal for $1,600,000.  Related to the acquisition, BWMD entered into a term loan with JPM in the principal amount of $1,600,000, as well as a credit agreement (the “BWMD Credit Agreement”).  Loan agreements with JPM are secured by an existing Collateral Mortgage on the Westwego Terminal Property, a Continuing Security, and other guarantees.  Our Salisbury Terminal sits on approximately 27 acres of land.  As of March 31, 2012, the terminal had fourteen leasable above ground storage tanks for a combined leasable capacity of approximately 177,000 barrels; including access to a barge dock

Growth of our Business. The importance of bulk terminal facilities in the refined product and chemical manufacturing segments has grown significantly over the past decade as the nation’s product supply patterns have become increasingly more complex. Bulk liquid terminals allow producers to operate their refineries and manufacturing plants more efficiently by providing capacity to level out both increases and decreases in product demand.  In addition, bulk liquid terminals provide a more efficient supply chain by storing the product either closer to the production or consumption locations.

Our current business model is to increase the utilization at all of our terminal sites and expand storage capacity at the terminal sites as needed.

The Westwego Terminal has available for development approximately six acres of undeveloped land.  The Company believes this area can support approximately 300,000 barrels of new tank storage.  The Brunswick Terminal also has approximately three acres of land available for development of approximately 100,000 barrels in new tank storage.  The Salisbury Terminal site has approximately two acres of land available for development of approximately 100,000 barrels in new tank storage.

We will also grow the business by pursuing the acquisition of underachieving and underutilized storage terminals through asset purchases and management agreements.  We believe the considerable experience of the Company’s management team will be a key factor in transitioning underperforming terminals into viable profit centers.  We expect these potential acquisitions to provide immediate accretive results to the Company’s operations, and will also allow us to serve the specific storage needs of our customers at our various terminals.

Critical Accounting Policies and Estimates

Our management has discussed the development and selection of the following critical accounting estimates with our audit committee and our Board of Directors and they have reviewed and approved these disclosures.

Revenue Recognition. Revenues for third-party terminals include storage tank lease fees, whereby a customer agrees to pay for a certain amount of tank storage over a certain period of time; and throughput fees, whereby a customer pays a fee based on volumes moving through the terminal.  At our terminals, we can also offer and provide blending, handling, filtering and certain other ancillary services.  Revenue from storage tank lease fees are recognized at the beginning of each month.  Revenue from throughput fees and ancillary fees are recognized as services are provided to the customers.

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

Results of Operations

For the Year Ended March 31, 2012 compared to March 31, 2011

Revenues.  Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services fees.  The following is a discussion about each of these sources of revenue.

Revenues-Storage Revenues.  For the year end March 31, 2012 the storage tank revenues totaled approximately $7,483,000, averaging approximately $624,000 over the twelve month period.  The March 31, 2012 year end results are approximately 33% more than the storage revenue for the year ended March 31, 2011.

For the year end March 31, 2011 the storage tank revenues totaled approximately $5,612,000, averaging approximately $468,000 over the twelve month period.  However, this twelve month period only include revenues in the amount of $338,000 from the Brunswick Terminal from the period August 2010 through March 2011.

Below is a summary of the approximate annual storage revenues and the average monthly storage revenues by terminal for the fiscal periods ending March 31, 2012 and 2011, respectively.

Westwego Terminal:
Period ended March 31, 2012 = $6,747,100, average over 12 months = $562,300
Period ended March 31, 2011 = $5,273,784, average over 12 months = $439,500

Brunswick Terminal:
Period ended March 31, 2012 = $736,000, average over 12 months = $61,300
Period ended March 31, 2011 = $338,000, average over 8 months = $42,250

Storage revenue growth is attributable to an increase in the number of customers, an increase in the number of tanks leased, and an increase in the rate structure due to a different product mix.

Management monitors the utilization rate of the leasable barrels available in our storage tanks at the Westwego, Brunswick and Salisbury Terminals each month.  At the commencement of the Company’s operations at the Westwego Terminal in December 2008, the leasable barrel utilization rate was 38%, at the commencement of the Company’s operations at the Brunswick Terminal in July 2010, the leasable barrel utilization rate was 0%, and at the commencement of the Company’s operations at the Salisbury Terminal in December 2011, the leasable barrel utilizations rate was 76%.  As of March 2012, the utilization rate at the Westwego Terminal was approximately 96%, at the Brunswick Terminal the utilization rate was 100%, and at the Salisbury Terminal the utilization rate was approximately 76%.

As of March 2012, our consolidated leasable barrel utilization rate was approximately 94%.  See the table below for the quarter-to-quarter utilization rate percentages.  Management attributes this substantial increase in the utilization rate to aggressive marketing of the Westwego and Brunswick Terminals, their desirable locations as distribution hubs from the Port of New Orleans and the southeast USA, the services offered, storage capacity available, and to management’s industry associations.

		CONSOLIDATED BARREL	CONSOLIDATED
MONTH	Footnote	CAPACITY AVAILABLE	UTILIZATION RATE
March-12		1,190,000	93.5%
December-11	*7	1,190,000	93.5%
September-11		1,018,000	94.9%
June-11		1,018,000	86.8%
March-11		1,018,000	85.4%
December-10		1,018,000	69.8%
September-10	*4, *5, *6	1,018,000	82.0%
June-10	*3	902,000	77.0%
March-10	*2	852,000	78.0%
December-09		752,000	74.4%
September-09		752,000	71.8%
June-09		752,000	56.4%
March-09		752,000	57.8%
December-08	*1	752,000	38.0%

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
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.
*7 – Dec 2011, Acquisition of the Salisbury Terminal, approximately 172,000 barrels.

Revenues-Ancillary Services. Ancillary fees are earned based on a customer’s particular needs, and therefore, by their nature fluctuate from month to month.  Beginning in December 2011, ancillary fees included the throughput activity generated from the Salisbury Terminal.  For the year ended March 31, 2012, our ancillary fees totaled approximately $2,507,500, an average of approximately $209,000 per month.  Ancillary fees during the year ended March 31, 2012 were primarily derived from two categories: throughput fees and packaging fees.  Our throughput and ancillary fees totaled approximately $904,700 or an average per month of $75,400 for the twelve month period.  Our packing fees totaled approximately $1,602,800, averaging approximately $133,600 per month.

Our ancillary fees for the year ended March 2011 was approximately $1,291,600 or approximately $107,600 per month.  The monthly average increase of approximately 94% from year ended 2011 to year ended 2012 is due to the company offering increased services needed by our customers, increases in the throughput activity, increases in the utilization of the terminals and the acquisition of the Salisbury Terminal in December 2011.

Operating Expenses.  Our operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, general materials, subcontractors, depreciation expenses, and other expenses.  Our operating expenses have generally increased ratably from period to period due to our increased utilization, services offered, and increased revenues; however, when viewed as a percentage of revenues they are generally declining.  Management continues to strive for cost efficiencies that are realized from increased storage utilization.

Operating expenses, for all of our activity, for the year ended March 31, 2012 was approximately $3,304,700, or approximately 33% of total revenues.  This compares to operating expenses for the year ended March 31, 2011 of approximately $2,547,000, or approximately 37% of total revenues.

Since the Westwego Terminal began providing packaging services in August 2010, this activity has become, and will continue to be, a significant revenue and expense category; however, it has a different costing structure than our regular storage and ancillary activities.  Therefore, the following table summarizes this activity separate from the storage and ancillary activities offered by the Company.

The operating expenses for our storage and ancillary activities for the year ended March 31, 2012 was 25% of the storage and ancillary revenues; as compared to 31% for the year ended March 31, 2011.  This decrease in percentage of operating expenses spans almost all of our cost categories: labor (from 12% to 11%), subcontractors (from 3% to 1%) and other costs (from 7% to 1%.)  Depreciation expense as a percentage of revenues held steady at 8% of revenues, as the assets we added to our terminals during the period contributed to increased revenues.  The only cost category to increase as a percentage of revenue was the general materials category.  This category increased from 1% to 4%.  This increase is attributable to maintenance and repairs at the terminals.

The operating expenses for our packaging activity, for the year ended March 31, 2012 was 75% of the packaging revenues; as compared to 81% for the year ended March 31, 2011.  The labor cost category decreased (from 12% to 7%), the other cost category decreased (from 4% to 1%), the general materials cost category increased (from 64% to 66%), with depreciation expense as a percentage of revenues holding steady at 1% of revenues.  The general materials category for our packaging activity shows a much larger percentage of revenues than our ancillary activity, because for the packaging activity we purchase a large volume of packaging materials; whereas for the storage and ancillary activity, this is mostly service activity.

	Year Ended March 31, 2012
	Storage & Ancillary Activity		Packing Activity		Total Activity
Consolidated Revenue	$8,387,802		$1,602,809		$9,990,611

Operating Expenses:		% of Revenue		% of Revenue		% of Revenue
Labor	$(948,244)	11%	$(112,760)	7%	$(1,061,004)	11%
General materials	$(306,993)	4%	$(1,060,657)	66%	$(1,367,650)	14%
Subcontractors	$(43,994)	1%	$-	-%	$(43,994)	-%
Depreciation and amortization	$(687,618)	8%	$(10,969)	1%	$(698,587)	7%
Other costs	$(120,080)	1%	$(13,396)	1%	$(133,476)	1%
Total operating expenses	$(2,106,929)	25%	$(1,197,782)	75%	$(3,304,711)	33%

Net	$6,280,873	75%	$405,027	25%	$6,685,900	67%

	Year Ended March 31, 2011
	Storage & Ancillary Activity		Packing Activity		Total Activity
Consolidated Revenue	$6,137,947		$765,475		$6,903,422

Operating Expenses:		% of Revenue		% of Revenue		% of Revenue
Labor	$(707,275)	12%	$(94,429)	12%	$(801,704)	12%
General materials	$(90,841)	1%	$(492,401)	64%	$(583,242)	8%
Subcontractors	$(164,151)	3%	$-	0%	$(164,151)	2%
Depreciation and amortization	$(513,961)	8%	$(4,304)	1%	$(518,265)	8%
Other costs	$(452,270)	7%	$(27,396)	4%	$(479,666)	7%
Total operating expenses	$(1,928,498)	31%	$(618,530)	81%	$(2,547,028)	37%

Net	$4,209,449	69%	$146,945	19%	$4,356,394	63%

Selling, General and Administration Expenses (SG&A). Our SG&A expenses include our corporate executive management salaries, executive management and director non-cash compensation (restrictive stock grants and stock options), expenses related to being a public company and other professional fees, insurance, and other expenses that were not allocated or expensed to the terminal’s operations via our operating expenses. The table below outlines the expenses for the year ended March 31, 2012 and the year ended March 31, 2011 and the narrative following compares the differences between the periods.

Our consolidated SG&A expenses (cash and non-cash) for the year ended March 31, 2012 were approximately $3,618,000 or averaging approximately $301,500 per month.  This is a slight increase of approximately $134,000 from the year ended March 31, 2011 when our consolidated SG&A was approximately $3,483,400, and averaging approximately $290,300 per month.  However, SG&A expenses as a percentage of total revenues decreased from 50% as of year-end March 2011 to 36% as of year-end March 2012.

Management is pleased with the decrease in SG&A expenses as a percentage of revenues, as this supports Management’s belief and plan that we can increase revenues and utilization from our terminal operations without greatly increasing our established SG&A expenses.

Non-cash activity for the year ended March 31, 2012 includes management and director compensation expense for services of approximately $376,500, investor relations consulting services of approximately $12,500, and office fixture and equipment depreciation expenses of approximately $53,000.  These non-cash expenses total approximately $442,000.  Comparatively, for the year ended March 31, 2011, our non-cash expenses were approximately $772,000, including approximately $653,000 for management and director compensation expenses for services, investor relations consulting services of approximately $72,500, and office equipment depreciation expenses of approximately $47,000.

	For the		For the
Selling, General & Administrative (SG&A)	Year ended		Year ended
Expenses:	March 31, 2012		March 31, 2011
Management Salaries	$1,193,000	33%	$1,095,000	31%

Management, Director and Consultant Non-cash Compensation	389,000	11%	725,000	21%

Professional Fees	648,000	18%	496,000	14%

Insurance-Other	424,000	12%	443,000	13%

Depreciation-Office Fixtures & Equipment, Non-Cash	53,000	1%	47,000	1%

Other SG&A Expenses	911,000	25%	677,000	20%

Total SG&A Expenses	$3,618,000	100%	$3,483,000	100%

Management salaries increased approximately $98,000 or 9% due to the granting of cash bonuses and related payroll tax expenses.

Non-cash compensation expense for share grants to management, directors and consultants decreased by approximately $336,000 or by 46% from the period ending March 31, 2011 to the period ending March 31, 2012.  This decrease is attributable to the expensing, in the year ended March 31, 2011 of the Black-Scholes calculation for modifying the April 2009 director stock options exercise period from December 2010 to January 1, 2012 and the calculation related to the granting of options to consultants.  Additionally, in December 2011, the Board of Directors of the Company extended the vesting date of all of the management share grants with a vesting date of January 1, 2012 to January 1, 2015.  This change decreased the non-cash compensation expense during the period January through March 2012.

Professional fees (audit, legal, securities, consulting, directors and investor relations) increased by approximately $152,000 and as a percentage of total SG&A expenses from 14% to 18%.  This is mainly due to the increase in legal fees of approximately $83,000 from the Company’s due diligence process related to the acquisition of the Salisbury Terminal and loan with JPM.  Director fees increased approximately $97,000, as during the year ended March 31, 2012 the Company’s shareholders elected four additional members to the Board of Directors.  In September 2011, each of the Company’s five directors was paid an annual fee of $15,000, and fees relating to attending meetings.  Expenses for other professional services decreased, such as securities, consulting and investor relations.

Our insurance related expenses decreased by approximately $19,000, even as we added coverage for our Salisbury Terminal and other new assets.  Upon renewal in February 2012, our insurance rates generally decreased for most of our coverages.
Non-cash depreciation expenses related to office fixtures and equipment remained relatively the same in dollars and as a percentage of SG&A expenses.

Our other SG&A expenses increased by approximately $234,000.  This increase is mostly due to employee benefits; as more employees qualified for enrollment in our employee benefit programs, and bonuses and related payroll expenses granted to office staff-totaling approximately $127,000.  Additionally, we expensed more travel related costs of approximately $38,000 and increased property taxes of approximately $52,000.

Gain / Loss on Disposal of Asset.  On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts currently owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner, who was elected to the Company’s Board of Directors in September 2011, is the owner of River Construction.

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

Interest Expense. For the year ended March 31, 2012, we recorded a net interest expense of approximately $886,000. This amount consists of cash payments of approximately $300,100 in convertible debt interest related to the September 2009 Offering; approximately $175,000 in convertible debt interest related to the January 2010 Offering; approximately $194,300 in bank loan interest; and approximately $4,000 in other various financing arrangements. Also included in this amount are non-cash expenses of approximately $273,500 in non-cash expenses related to the allocation of discounts related to our September 2009 and January 2010 convertible debt offerings. These expenses were offset by construction in process interest capitalization of approximately $61,000 and interest income of approximately $300.

For the year ended March 31, 2011, we recorded a net interest expense of approximately $908,000.  This amount consists of cash payments of approximately $300,100 in convertible debt interest related to the September 2009 Offering; approximately $175,000 in convertible debt interest related to the January 2010 Offering; approximately $209,500 in bank loan interest; and approximately $5,000 in other various financing arrangements.  Also included in this amount are non-cash expenses of approximately $429,000 in non-cash expenses related to the allocation of discounts and deferred financing costs related to our September 2009 and January 2010 convertible debt offerings.  These expenses were offset by construction in process interest capitalization of approximately $210,000 and interest income of approximately $600.

Gain on Bargain Purchase of Assets.  On December 22, 2011 we finalized the acquisition of the Salisbury Terminal for $1,600,000.  We commissioned and obtained a leasehold valuation appraisal from Nationwide Consulting Company, a third-party independent appraisal firm. The Salisbury Terminal appraisal concluded that the leasehold value of the Salisbury Terminal as of June 30, 2011 was $2,570,000.  We reassessed all identifiable assets acquired and liabilities assumed in the acquisition and subsequently valued the combined assets at the Salisbury Terminal for $2,570,000.  Therefore, the Company valued the combined assets at the Salisbury Terminal at $2,570,000 and recorded a $970,000 “bargain purchase” gain for the difference.

On July 15, 2010 we finalized the acquisition of the Brunswick Terminal for $1,800,000.  We commissioned and obtained a leasehold valuation appraisal from Nationwide Consulting Company, a third-party independent appraisal firm.  The Brunswick Terminal appraisal concluded that the leasehold value of the Brunswick Terminal as of July 15, 2010 was $1,900,000.  We reassessed all identifiable assets acquired and liabilities assumed in the acquisition and subsequently valued the combined assets at the Brunswick Terminal at $1,900,000 and recorded a $100,000 “bargain purchase” gain for the difference.

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

These changes to the maturity dates were evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendments, the convertible debt notes now qualify as a debt extinguishment and therefore are treated as if the Company settled the debts prior to their maturity date amendment and then entered into entirely new debt agreements after the amendment. (see Note 6)

In connection with the original offerings, we incurred cash fees and issued shares of the Company’s restricted common stock, valued at the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original terms of the convertible notes using the effective interest rate method.

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

On March 31, 2012, as per ASC 815-40, we evaluated the fair value of the derivative liabilities again (using the BWMS closing share price of $0.53) and recorded a net “non-cash” loss of $1,001,250.

The net result of these transactions was a “non-cash” gain on the extinguishment of convertible debt loans of $1,399,940 and a “non-cash” gain on the change in the fair market value of derivative liabilities of $801,995.

Other Income.  In March 2012, we recorded a net gain of $47,556 pertaining to the Company’s award of a Louisiana incentive program related to employment increases at the Westwego Terminal.  These funds are expected to be received by the Company in June or July of 2012.

In December 2010, we recorded a net gain of approximately $140,000 related to the Company’s award of a Louisiana Quality Jobs incentive grant based on our asset investments at the Westwego Terminal.  These funds were received by the Company in April 2011.  Additionally, in March 2011 the Company recorded a net gain of approximately $48,000 pertaining to the Company’s award of a Louisiana incentive program related to employment increases at the Westwego Terminal.  These funds were received by the Company in June 2011.

Net Income (Loss).  For the year ended March 31, 2012, we incurred a net gain from operations in the amount of $5,039,845 or 50% of revenues.  This is a significant increase from the net income recorded by the Company for the year ended March 31, 2011 of approximately $1,003,842 or 14.5% of revenues.

Included in the net income figure for the year ended March 31, 2012 are non-cash, non-recurring events consisting of the “bargain purchase” gain of $970,000 pertaining to the Salisbury Terminal acquisition, and the gain of $1,399,940 due to the extinguishment of the 2009 and 2010 convertible debt loans.  Also included is the non-cash gain of $801,995 related to the fair market valuation of our derivative convertible debt liabilities.

For the year ended March 31, 2011, included in the net income figure of $1,003,842 were non-cash events for the “bargain purchase” gain of $100,000 pertaining to the Brunswick Terminal acquisition, and the gain of $503,141 related to the fair market valuation of our derivative convertible debt liabilities.

For the Year Ended March 31, 2011.

Revenues.  Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services fees.  The following is a discussion about each source of revenue.

Revenues-Storage Revenues.  For the year end March 31, 2011 the storage tank revenues totaled approximately $5,612,000, averaging approximately $468,000 per month.  However, this twelve month period average does not include any storage revenue from the Brunswick Terminal, for the period April 2010 through July 2010; as it was acquired in July 2010.  As of March 2011, the consolidated storage utilization at our terminals was 85%, based on 1,018,000 barrels of leasable capacity.

Revenues-Ancillary Services. Ancillary fees are earned based on a customer’s particular needs, and therefore, by their nature fluctuate from month to month.  For the year ended March 31, 2011, our ancillary fees totaled approximately $1,292,000, an average of approximately $107,600 per month.  Ancillary fees during the year ended March 31, 2011 included packaging fees of approximately $765,000.

Operating Expenses.  Our operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, general materials, subcontractors, depreciation expenses, and other expenses.  These amounts totaled approximately $2,547,000 for the year ended March 31, 2011, or approximately $212,300 average per month, or 37% of revenue.

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management and director non-cash compensation (restrictive stock grants and stock options), expenses related to being a public company and other professional fees, insurance, office fixture and equipment depreciation and other expenses that were not allocated or expensed to the terminals’ operations via our operating expenses.

Our consolidated SG&A expenses for the year ended March 31, 2011 were approximately $3,483,000, averaging approximately $290,300 per month or 50% of total revenues.  Included in this SG&A total is non-cash activity for management, directors and consultant’s compensation expense for services of approximately $725,500 and office depreciation expense of approximately $47,000.

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

Interest Expense.  We recorded approximately $908,000 in net interest expense for the year March 31, 2011.  Approximately $209,500, of our net consolidated interest expense was related to our loan agreements with JPM.  The remainder relates to our interest payments pertaining to the September 2009 and January 2010 convertible debt loans of $475,000, and approximately $5,000 for other financing arrangements.  Also included in this amount are non-cash expenses of $429,000 for the allocation of financing charges related to our September 2009 and January 2010 convertible debt offerings.  These expenses were offset by construction in process interest capitalization of approximately $210,000.

Net Income (Loss).  For the year ended March 31, 2011, included in the net income figure of $1,003,842 were non-cash events for the “bargain purchase” gain of $100,000 pertaining to the Brunswick Terminal acquisition, and the gain of $503,141 related to the fair market valuation of our derivative convertible debt liabilities.

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

Significant Events during the Year Ended March 31, 2012.

Bank Loans

October 2010 Term Note.
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

Acquisition of the Salisbury Terminal.
In connection with the purchase and acquisition of the Salisbury Terminal on December 22, 2011, BWMD entered into a term loan with JPM in the principal amount of $1,600,000 to finance the purchase price of the terminal.  The loan bears interest at the annual fixed rate of 4.50%.  Beginning on January 21, 2012 and continuing on the last day of each calendar month thereafter, BWMD will pay consecutive monthly installments of interest only on the loan.  In addition, beginning on July 21, 2012 and continuing on the last day of each calendar month thereafter. BWMD will pay monthly principal installments of $26,667.  All unpaid principal and accrued and unpaid interest is finally due and payable on July 21, 2017.

The term loan includes customary events of default including, but not limited to, the failure of BWMD to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default the loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the acquisition, BWMD entered into the following with JPM: a credit agreement, a continuing security agreement covering all of BWMD’s personal property and a Subordination Agreement.

As additional collateral, BWNO agreed to secure the BWMD loan with the existing collateral mortgage encumbering BWNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana.

Blackwater Midstream Corp. entered into a continuing guaranty and the Subordination Agreement with JPM, and guaranteed the obligations of BWMD under the terminal Purchase Agreement with NuStar.

Storage Tank Construction at the Brunswick Terminal
In connection with the construction of a 60,000 barrel storage tank at the Brunswick Terminal, on February 28, 2012, BWGA entered into a term loan with JPM in the principal amount of $1,380,000 to finance the construction of the new storage tank.  As of March 31, 2012, BWGA has received advances on this loan in the amount of $408,072.

The term loan bears interest at the annual fixed rate of 4.50%.  Beginning on March 31, 2012 and continuing on the last day of each calendar month thereafter, BWGA will pay consecutive monthly installments of interest only on the loan.  In addition, beginning on October 31, 2012 and continuing on the last day of each calendar month; thereafter BWGA will pay monthly principal installments of $23,000.  All unpaid principal and accrued and unpaid interest is finally due and payable on August 31, 2017.

The BWGA loan includes customary events of default including, but not limited to, the failure of BWGA to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or the insolvency or bankruptcy.  Upon the occurrence of an event of default, the BWGA loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the acquisition, BWGA entered into the following with JPM: a credit agreement, a continuing security agreement covering all of BWGA’s personal property, and a Subordination Agreement.

As additional collateral, BWNO agreed to secure the BWGA loan with the existing collateral mortgage encumbering BWNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana.

Blackwater Midstream Corp. entered into a continuing guaranty and the Subordination Agreement with JPM, and guaranteed the obligations of BWGA under the terminal Purchase Agreement with NuStar.

Convertible Debt

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
For the 2009 Notes, from October 15, 2011 to October 15, 2013.

For the 2010 Notes, from March 31, 2012 to September 30, 2013.

All of the 2009 Notes and 2010 Notes has been amended to reflect the extended maturity dates.

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a maturity date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 and $300,104, respectively for the three-month and twelve-month periods ending March 31, 2012 and March 31, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of March 31, 2012 and March 31, 2011 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Note to extend the note’s maturity date from October 15, 2011 to October 15, 2013.  All of the 2009 Convertible Promissory Notes have been amended to reflect the new maturity date.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 6)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $73,314 and $249,000, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $62,198.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $115,378, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $61,449 and decreased the derivative liability by $820,800.  These transactions resulted in a net “non-cash” gain of $759,351.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount was recorded as a discount to the debt and will be amortized over the new remaining life of the notes, until October 15, 2013.

As a result of the First Amendment to the BWNO Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014, as requested by JPM.  However, JPM is aware of the maturity date extension that was achieved and has not requested any action from the Company.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a maturity date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 and $175,000, respectively for the three-month and twelve-month periods ending March 31, 2012 and March 31, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of March 31, 2012 and March 31, 2011 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold March 2010 convertible debt notes in the amount of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Note to extend the note’s maturity date from March 31, 2012 to September 30, 2013. All of the 2010 Convertible Promissory Notes have been amended to reflect the new maturity date.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 6)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $49,878 and $180,150, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $45,038.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $78,371, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $130,271 and decreased the derivative liability by $770,860.  These transactions resulted in a net “non-cash” gain of $640,589.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.

In summary, during the twelve-month period ending March 31, 2012, the Company recorded a net “non-cash” gain of $2,201,935 related to the 2009 and 2010 Notes; approximately $1,400,000 due to the extinguishment of the original convertible debt notes and deferred financing charges; and $801,995 related to changes in the fair market value of the convertible debt notes derivative liabilities.

For the Year Ended March 31, 2012

As of March 31, 2012, our total assets were approximately $17,596,000.  This amount includes cash and cash equivalents of approximately $190,300.  Additionally, the total assets amount includes approximately $386,700 from trade receivables, approximately $50,600 from other receivables, approximately $210,200 for the current portion of intangible net assets, approximately $237,800 for prepaid expenses, and approximately $16,520,600 for net property, plant and equipment and intangibles.

Our total liabilities were approximately $10,548,300.  Our current liabilities were approximately $6,772,300, which includes accounts and accrued payables of approximately $1,586,000, deferred revenue (due to storage prepayment) of approximately $114,000, a derivative liability valuation for the convertible debt notes of approximately $3,520,500, and the current portion of our long-term debt of approximately $1,551,900.  Our long-term bank loans are approximately $3,390,900 and our convertible debt loans, net of discount, totals approximately $385,000.

At March 31, 2012, we had negative working capital of approximately $5,697,000, as compared to negative working capital of approximately $8,989,000 as of March 31, 2011.  This is an increase in working capital of approximately $3,292,000 from the year ended March 31, 2011.  Of this increase, approximately $2,313,500 is related to our convertible debt loan liabilities and the remainder of approximately $978,500 is from regular business activity.

As shown in the accompanying consolidated financial statements, we generated a consolidated net gain of $5,039,845 for the year ended March 31, 2012.  This figure includes non-cash expenses for depreciation of approximately $752,000, amortization expense of deferred financing fees and convertible loan discounts of approximately $273,500, loss on the disposal of assets of approximately $362,000, gain of approximately $970,000 on the bargain purchase of the Salisbury Terminal, gain on the extinguishment of convertible debt loans of approximately $1,400,000, gain of approximately $802,000 due to changes in the fair market value of derivative convertible debt notes, and stock based compensation expense of approximately $389,000.

For the Year Ended March 31, 2011

As of March 31, 2011, our total assets were approximately $14,506,000.  This amount includes cash and cash equivalents of approximately $51,000.  Additionally, the total assets amount includes approximately $196,000 from trade receivables, approximately $209,000 from other receivables, approximately $315,000 related to the current portion of deferred financing charges and approximately $192,000 for prepaid expenses; and approximately $13,543,000 from net property, plant and equipment.

Our total liabilities were approximately $12,887,000.  Our current liabilities were approximately $9,952000, which includes accounts and accrued payables of approximately $1,906,000, deferred revenue (due to storage prepayment) of approximately $215,000, liabilities for our tank disposal associated with our insurance incident of approximately $410,000, convertible debt loans and derivative liabilities of approximately $6,149,000 and the current portion of our long-term debt of $1,272,000.  The long-term portion of our bank debt was approximately $2,935,000.

At March 31, 2011, we had negative working capital of approximately $8,989,000.

As shown in the accompanying consolidated financial statements, we generated a consolidated net gain of $1,004,000 for the year ended March 31, 2011.  This figure includes non-cash expenses for depreciation of approximately $565,000, amortization expense of deferred financing fees and convertible loan discounts of approximately $429,000, loss on the disposal of assets of approximately $165,000, gain of $100,000 on the bargain purchase of the Brunswick Terminal, gain of approximately $503,000 due to changes in the fair market value of derivative convertible debt notes, and stock based compensation expense of approximately $726,000.

For the Year Ended March 31, 2012 as Compared to the Year Ended March 31, 2011.

At March 31, 2012, we had cash totaling $190,344.  At March 31, 2011 we had cash of $51,386; therefore, during the period we had a net increase in cash of approximately $139,000.

During the year ended March 31, 2012, we reported a gain from operating activities of approximately $5,039,800.  This was offset by non-cash activities of approximately $1,395,600 and use of cash from changes in operating assets and liabilities of approximately $1,201,100, use of cash from investing activities of approximately $3,040,500 and receipt of funds from various financing activities of approximately $736,000, resulting in an increase in cash for the period of approximately $139,000.

During the year ended March 31, 2011, we reported a gain from operating activities of approximately $1,003,800.  This was offset by non-cash activities of approximately $1,281,000, use of cash from changes in operating assets and liabilities of approximately $1,280,000, use of cash from investing activities of approximately $3,841,000 (which does include $1,800,000 used to purchase the Brunswick Terminal) and receipt of funds from various financing activities of approximately $867,000, resulting in a decrease in cash for the period of approximately$1,969,000.

Future minimum payments related to our JPM credit facilities and our convertible debt notes as of March 31, 2012, for the next five years and the total amount thereafter are as follows; assuming none of the convertible debt notes are converted.

Year ending March 31,
2013	$1,551,864
2014	6,514,969
2015	906,932
2016	320,000
2017	320,000
Thereafter	80,000
$9,693,765

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

Private Offering of Convertible Debt.

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a mature date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  During the year ended March 31, 2012 and 2011, we incurred $300,103 in interest expense in each year.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share. Related party investors accounted for $430,000 as of March 31, 2012 and $180,000 as of March 31, 2011 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in the consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2012 and the year ended March 31, 2011, we amortized approximately $73,314 and $249,000, respectively, of deferred financing cost.

On June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2009 Convertible Promissory Note to amend its maturity date from October 15, 2011 to October 15, 2013. All of the 2009 Convertible Promissory Notes have been amended to reflect the new maturity date.

As a result of the First Amendment to the BWNO Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014, as requested by JPM.  However, JPM is aware of the maturity date extension that was achieved and has not requested any action from the Company.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a mature date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  During the year ended March 31, 2012 and 2011, we incurred $175,000 in interest expense in each year.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share. Related party investors accounted for $245,000 as of March 31, 2012 and $70,000 as of March 31, 2011 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in the consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the year ended March 31, 2012 and the year ended March 31, 2011, we amortized approximately $49,878 and $180,500, respectively, of deferred financing cost.

On June 14, 2011, the Board of Directors of the Company passed a resolution to seek written agreements from the holders of the Company’s 2009 Convertible Promissory Note to amend its maturity date from October 15, 2011 to October 15, 2013. All of the 2010 Convertible Promissory Notes have been amended to reflect the new maturity date.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting company filers.

Item 8.  Financial Statements and Supplementary Data.

BLACKWATER MIDSTREAM CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent registered public accounting firm,

Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011,

Consolidated Statements of Operations for the year ended March 31, 2012 and the year ended March 31, 2011,

Consolidated Statements of Stockholders’ Equity for the period March 31, 2011 through March 31, 2012,

Consolidated Statements of Cash Flows for the year ended March 31, 2012 and the year ended March 31, 2011,

Notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blackwater Midstream Corp.
Westwego, LA

We have audited the accompanying consolidated balance sheets of Blackwater Midstream Corp. and its subsidiaries (collectively, the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position Blackwater Midstream Corp. and its subsidiaries as of March 31, 2012 and March 31, 2011; and the related consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

June 15, 2012

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	MARCH 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$190,334	$51,386
Receivables-trade	386,668	196,424
Receivables-other	50,567	208,600
Current portion of deferred financing charges	-	314,913
Current portion of intangible assets, net	210,214	-
Prepaid expenses and other current assets	237,780	191,533
Total current assets	1,075,563	962,856

Property, plant, equipment, net	16,473,674	13,542,885
Intangible assets, net	46,894	-

TOTAL ASSETS	$17,596,131	$14,505,741

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,320,305	$1,746,155
Accounts payable-related parties	60,763	10,527
Accrued liabilities	204,582	149,073
Deferred revenue	114,334	215,234
Liabilities-disposal of asset	-	410,431
Current portion of related party long-term convertible debt loans	-	250,000
Current portion of long-term convertible debt loans	-	4,501,033
Derivative liabilities of convertible debt loans	3,520,496	1,397,911
Current portion of long-term bank loans	1,551,864	1,271,686
Total current liabilities	6,772,344	9,952,050

Long-term liabilities:
Bank loans	3,390,868	2,934,660
Related party convertible debt loans, net of discount of $620,291 and $0	54,709	-
Convertible debt loans, net of discount of $3,745,668 and $0	330,365	-
Total long-term liabilities	3,775,942	2,934,660

TOTAL LIABILITIES	10,548,286	12,886,710

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares, issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value: 56,476,186 and 54,792,114 issued, outstanding at March 31, 2012 and March 31, 2011, respectively	56,476	54,792
Additional paid-in capital	8,398,943	8,011,658
Accumulated deficit	(1,407,574)	(6,447,419)
TOTAL STOCKHOLDERS' EQUITY	7,047,845	1,619,031

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,596,131	$14,505,741

The accompanying notes are an integral part of these audited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31, 2012	March 31, 2011

Revenue
Storage	$7,483,073	$5,611,784
Packaging services	1,602,809	765,475
Excess through-put services	438,094	10,395
Other services	466,635	515,768

Total Revenue	9,990,611	6,903,422

Operating expenses	(3,304,711)	(2,547,028)
Selling, general and administrative expenses	(3,617,813)	(3,483,476)
Gain (loss) on disposal of assets	(362,110)	247,938

Operating income	2,705,977	1,120,856

Net interest expense	(885,623)	(907,895)
Gain on bargain purchase of assets	970,000	100,000
Gain on extinguishment of convertible debt loans	1,399,940	-
Gain on change in fair market value of derivative liabilities	801,995	503,141
Other income	47,556	187,740

Net Income	$5,039,845	$1,003,842

NET INCOME PER COMMON SHARE,
BASIC	$0.09	$0.02
DILUTED	$0.01	$0.01

Weighted average number of shares outstanding:
BASIC	55,783,597	54,616,489
DILUTED	65,724,878	65,817,436

The accompanying notes are an integral part of these audited consolidated financial statements

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the two years ended March 31, 2012 and 2011

	COMMON STOCK

	NUMBER OF COMMON SHARES	PAR VALUE $0.001	ADDITIONAL PAID -IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, April 1, 2010	54,408,734	$54,409	$9,187,531	$(7,451,261)	1,790,679

Shares issued for services	383,380	383	462,095	—	462,478

Reclassification of derivatives liabilities on convertible debt loans	—	—	(1,901,052)	—	(1,901,052)

Stock option expense	—	—	263,084	—	263,084

Net profit	—	—	—	1,003,842	1,003,842

Balance, March 31, 2011	54,792,114	54,792	8,011,658	(6,447,419)	1,619,031

Shares issued for services	325,500	325	388,644	—	388,969

Shares issued upon option exercises	1,358,572	1,359	(1,359)	—	—

Net profit	—	—	—	5,039,845	5,039,845

Balance, March 31, 2012	56,476,186	$56,476	$8,398,943	$(1,407,574)	$7,047,845

The accompanying notes as an integral past of these audited consolidated financial statements

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,039,845	$1,003,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	672,283	565,102
Amortization of intangible assets	79,457	-
Amortization of deferred financing fees & convertible loan discounts	273,473	428,943
Net loss on disposal of assets	362,110	164,534
Net gain on bargain purchase of assets	(970,000)	(100,000)
Net gain on extinguishment of convertible debt loans	(1,399,940)	-
Net gain on change in fair market value of derivative liabilities	(801,995)	(503,141)
Stock based compensation	388,969	725,562

Changes in operating assets and liabilities:
Accounts receivable-trade	(190,244)	(146,704)
Accounts receivable-other	158,033	(208,600)
Prepaid expenses	(70,182)	87,003
Inventory	23,934	(25,929)
Deferred revenue	(100,900)	(189,950)
Accounts payable and accruals	(1,021,742)	(795,414)
Net cash provided by operating activities	$2,443,101	$1,005,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Brunswick, GA Terminal	-	(1,800,000)
Purchase of Salisbury, MD Terminal	(1,600,000)	-
Purchase of property, plant and equipment	(1,440,539)	(2,041,235)
Net cash provided by investing activities	$(3,040,539)	$(3,841,235)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from bank loan	2,008,072	1,816,160
Payments on bank loan	(1,271,686)	(949,314)
Net cash provided by financing activities	$736,386	$866,846

NET CHANGE IN CASH FOR THE PERIOD	138,948	(1,969,141)
CASH AT BEGINNING OF PERIOD	51,386	2,020,527
CASH AT END OF PERIOD	$190,334	$51,386

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$672,297	$689,812
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Construction in process included in accounts payable	$406,208	$1,013,619
Barge dock exchanged for accounts payable	$115,000	$-
Shares issues in cashless exercises	$1,359	$-
Debt discount related to derivative liabilities	$4,516,240	$-

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

On September 9, 2008, we formed Blackwater New Orleans, L.L.C. (“BWNO”), a Louisiana limited liability company, as our wholly-owned subsidiary of the Company.  On December 23, 2008, BWNO acquired an existing bulk liquid storage terminal in Westwego, LA (the “Westwego Terminal”) from NuStar Terminals Operations Partnership L.P.

On February 26, 2010, we formed Blackwater Georgia, L.L.C. (“BWGA”), a Georgia limited liability company, as our wholly-owned subsidiary of the Company.  On July 15, 2010, BWGA acquired an existing bulk liquid storage terminal in Brunswick, GA (the “Brunswick Terminal”) from NuStar Terminals Operations Partnership L.P. (See Note 3)

On November 22, 2011, we formed Blackwater Maryland, L.L.C. (“BWMD”), a Maryland limited liability company, as our wholly-owned subsidiary of the Company.  On December 22, 2011, BWMD acquired an existing truck rack liquid storage terminal in Salisbury, MD (the “Salisbury Terminal”) from NuStar Terminals Operations Partnership L.P. (See Note 3)

Blackwater, we, our or the Company references herein are referring to consolidated information pertaining to Blackwater Midstream Corp., the registrant, our wholly-owned subsidiaries, Blackwater New Orleans, L.L.C.; Blackwater Georgia, L.L.C., and Blackwater Maryland, L.L.C and to Laycor Ventures, Corp.

CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated operations of Blackwater Midstream Corp. and its wholly-owned subsidiaries, BWNO, BWGA and BWMD.  Intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

Revenues for third-party terminals include storage tank lease fees, whereby a customer agrees to pay for a certain amount of tank storage over a certain period of time; and throughput fees, whereby a customer pays a fee based on volumes moving through the terminal.  At our terminals, we also offer and provide packaging, blending, handling, filtering and certain other ancillary services.  Revenue from storage tank lease fees are recognized ratably, which is typically monthly, over the term of the lease.  Occasionally, customers pay for tank lease fees in advance.  Fees received in advance are deferred until the period they are earned.  As of March 31, 2012 and 2011, $114,334 and $215,234 of tank lease fees were deferred.  Revenue from throughput fees and ancillary fees are recognized as services are provided to the customer and when the fees are realizable.

ACCOUNTS RECEIVABLE

Accounts receivable represent valid claims against non-affiliated customers and are recognized when services are rendered.  We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating.  Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review.  Accounts receivable are written off when the account is deemed uncollectible.  The Company has recorded no uncollectible allowance as of March 31, 2012 or March 31, 2011.

As of March 31, 2012, the Company had a receivable-other balance of approximately $50,567 due mainly from the State of Louisiana pertaining to a jobs incentive award grant.  As of March 31, 2011, the Company had a receivable-other balance of approximately $208,600 due mainly from the State of Louisiana pertaining to investment incentive rebates and job incentive award grants.

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

CONSTRUCTION IN PROGRESS

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at March 31, 2012 and March 31, 2011, represents facilities under installation and prepayments on assets being purchased.

IMPAIRMENT OF LONG-LIVED AND INTANGLIBLE ASSETS

We account for impairment of plant and equipment and amortizable intangible assets in accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets” which requires us to evaluate a long-lived asset for recoverability when there are events or circumstances that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.   No impairment losses were recorded during the years ended March 31, 2012 or 2011.

DEFERRED FINANCING COSTS

Costs incurred for debt borrowing are capitalized as paid and amortized over the life of the associated debt instrument.  To the extent that debt is retired before its scheduled maturity date, any remaining deferred financing costs associated with that debt are written off.

ENVIRONMENTAL REMEDIATION COSTS

Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated.  As of March 31, 2012, we are not aware of any environmental remediation costs associated with the acquisition of the Westwego Terminal, the Brunswick Terminal or the Salisbury Terminal.  All cleanup efforts have been completed associated with the tank leak incident in February 2009 at the Westwego Terminal site and were recorded in our Consolidated Statements of Operations during the appropriate fiscal period.

INCOME TAXES

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting Standards Codification (“ASC”) 740 - “Accounting for Income Taxes” (“ASC 740”).  This standard requires the use of an asset and liability approach for financial accounting and reporting of income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share includes the dilutive effects of common stock equivalents using the “treasury method” for outstanding options and the “if converted” method for outstanding convertible notes.  For the year ended March 31, 2012, 120,000 of the total 825,882 potential dilutive securities had an anti-dilutive effect and therefore, were not included in the calculation of diluted net loss per common share.

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

FAIR VALUE MEASURES

The Company follows ASC 820 “Fair Value Measurements and Statement No. 157, as amended  The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates book value at March 31, 2012 and 2011 due to the short-term nature of these accounts.  The fair value of our debts with JP Morgan Chase Bank, N.A. also approximates book value due to the variable rate of interest charged.  The fair value of these loans does not materially differ from book value.  It is management’s opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values.  Occasionally, our cash deposits may exceed the FDIC insurable limit.

NEW ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.             PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life of the assets when new:

	Estimated Useful Life	March 31, 2012	March 31, 2011
Land		$1,914,808	$1,313,947
Office buildings & warehouses	10-40	729,690	339,784
Improvements	20-40	628,049	539,622
Dock	20-40	3,675,065	4,228,648
Tanks, truck rack and piping	20-40	9,696,197	7,455,192
Equipment	–5	16,119	15,346
Office equipment, software, packing equip. & tools	5 – 7	408,993	337,996
Construction in process		1,053,052	365,713
Total property, plant and equipment		18,121,973	14,596,248
Less: accumulated depreciation		(1,648,299)	(1,053,363)
Net property, plant and equipment, net		$16,473,674	$13,542,885

The Company’s remaining useful life of major assets acquired with the Westwego, Brunswick and the Salisbury Terminals was based on an appraiser’s determination of a percent of useful life remaining for major assets as of the acquisition date. Management applied this percentage to its determination as to the potential full useful life of each major asset to arrive at a useful life remaining. Above ground steel storage tanks are designed for long lives and it is common for a storage tank to provide useful service for a period of 40 years or longer.

A summary of the ranges of remaining useful lives calculated for the Westwego, Brunswick and Salisbury Terminal assets when acquired are as follows:

Office buildings & warehouses	2.5 – 26 years
Improvements	4 – 20 years
Dock	7 - 40 years
Tanks, racks and piping	4 – 40 years *1
Equipment	5 – 15 years
Office equipment, software, tools	5 years

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

Construction in Process projects as of the end of each fiscal year are recorded as assets when completed during the next current year.  Storage tank and piping improvements, along with a new truck loading facility were recorded as Construction in Process projects as of March 31, 2011, totaling approximately $366,000.  Construction in Process projects as of March 31, 2012 totaled approximately $1,053,000 and consists of storage tank and piping improvements.

Depreciation and amortization expenses related to property, plant and equipment totaled $672,283 and $565,102 for the year ended March 31, 2012 and the year ended March 31, 2011, respectively.

The Company capitalizes interest cost while Construction in Process projects are under construction.  During the year ended March 31, 2012 approximately $61,200 of interest was capitalized and for the year ended March 31, 2011, approximately $210,000 of interest was capitalized.

3.             BRUNSWICK TERMINAL AND SALISBURY TERMINAL ASSET PURCHASES.

Brunswick, GA Terminal
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

The following table sets forth the costs and final purchase price allocation related to the Brunswick Terminal acquisition.

Cost of the acquisition:
Cash paid from the proceeds of debt	$1,750,000
Cash paid from cash on hand	50,000
Gain on bargain purchase of asset	100,000
$1,900,000
Purchase price allocation:
Property, plant and equipment, net	1,900,000
$1,900,000

Salisbury, Maryland Terminal
On December 22, 2011, we acquired the 172,000 barrel Salisbury Terminal, including storage tanks and other improvements for $1,600,000.  The terminal consists of fourteen leasable above ground storage tanks (ranging in size from 2,500-50,000 barrels), two office buildings, a three-bay covered truck loading rack, a barge dock and other site improvements located on approximately 27 acres of land, located along the Wicomico River in Salisbury, Maryland.

The Salisbury Terminal when purchased in December 2011 included one employee, customer contracts, permits, licenses, offices, procedures, systems, storage tanks, truck rack, piping, etc. and processes that had the ability to produce outputs; thus meeting the definition of a business as per ASC Topic 805-10-55, paragraphs 4 through 9.

We commissioned and obtained a market valuation appraisal (the “Salisbury Terminal Appraisal”) from a third-party independent appraisal firm, Nationwide Consulting Company.  The Salisbury Terminal Appraisal concluded that the market value of the Salisbury Terminal as of June 30, 2011 was $2,570,000.

As per ASC Topic 805-30-25-4, we reassessed all identifiable assets acquired and liabilities assumed in the acquisition and subsequently valued the combined assets at the Salisbury Terminal at $2,570,000 and recorded a $970,000 “bargain purchase” gain for the difference, which is recorded in the Company’s consolidated statement of operations.  The Company determined that the market value of the Salisbury Terminal did not change materially from the date of the appraisal on June 30, 2011 and the date of the acquisition on December 22, 2011.

Included in the acquired assets is the tangible terminal assets described above; as well as four in-place customer contracts with a fair value of $287,766 and various prepaid permits and taxes with a fair value of $48,799.  The fair value of the in-place customer contacts was determined using a discounted cash flow projection over the one-year life of the contracts and this amount will be amortized over a useful life of one-year.

The following table sets forth the costs and final purchase price allocation related to the Salisbury Terminal acquisition.

Cost of the acquisition:
Cash paid from the proceeds of debt	$1,600,000
Less: fair market value of identifiable assets acquired	(2,570,000)
Gain on bargain purchase of asset	(970,000)

Purchase price allocation:
Property, plant and equipment, net	2,233,435
Intangible assets	336,565
Identifiable assets	$2,570,000

Presented below are pro-forma consolidated statements of operations for the year ended March 31, 2012 and 2011, when considering the operating results of the Brunswick and the Salisbury Terminals, if acquired as of April 1, 2010.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS
(AUDITED)

	Year Ended 31-March-2012			Year Ended 31-March-2011

	Actual Blackwater Midstream, Westwego, Brunswick & Salisbury Terminals	Salisbury Terminal Pro-Forma for Period 1/Apr/2011-21/Dec/2011	Consolidated Pro-Forma	Actual Blackwater Midstream, Westwego & Brunswick Terminals	Brunswick Terminal Pro-Forma for Period 1/Apr/2010-14/Jul/2010	Salisbury Terminal Pro-Forma for Period 1/Apr/2010-31/Mar/2011	Consolidated Pro-Forma
Revenue	$9,990,611	$343,000	$10,333,611	$6,903,422	$-	$393,028	$7,296,450

Net income	$5,039,845	$(984,075)	$4,055,770	$1,003,842	$(35,000)	$1,003,092	$1,971,934

NET INCOME PER COMMON SHARE,
BASIC	$0.09	$(0.02)	$0.07	$0.02	$0.00	$0.02	$0.04
DILUTED	$0.01	$(0.02)	$(0.01)	$0.02	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
BASIC	55,783,597	55,781,119	55,783,597	54,616,489	54,616,489	54,616,489	54,616,489
DILUTED	65,724,878	55,781,119	65,724,878	65,817,436	54,616,489	65,817,436	65,817,436

4.             LOSS ON STORAGE TANK DISPOSAL

For the year ended March 31, 2011, we recorded a total net gain of approximately $248,000 related to the disposal of assets.  These activities are primarily due to the demolition of six unused tanks at the Westwego Terminal to make way for future construction of larger tanks.  This activity resulted in a non-cash net loss of approximately $172,000.

On February 9, 2009 one of our storage tanks developed a minor leak during the introduction of product (sulfuric acid) into the tank.  Terminal staff detected the leak and successfully contained it in the designated earthen berm area and immediately contacted all required federal, state and local authorities and agencies about the situation.  Shortly thereafter, we began remediation and cleanup efforts and engaged expert environmental cleanup companies to assist with the process.  While the cleanup effort was ongoing, the product was transferred into rented barges specifically designed for sulfuric acid.  Related to this incident, during the year ended March 31, 2011, we recorded the receipt of $260,000 as a settlement payment from our pollution insurance carrier, a reduction in account payable invoices from our major subcontractor of approximately $168,000 and legal expenses of approximately $7,500, totaling a net gain of $420,187.

As of March 31, 2011, approximately $410,000 of liabilities related to this event was included in the current section of our consolidated balance sheet listed as Liabilities-disposal of asset.  As of March 31, 2012, this amount was $0.

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

5.             LONG-TERM DEBT AND RELATED PARTY NOTES PAYABLE

JP Morgan Chase loan agreements

Acquisition of the Westwego Terminal and subsequent construction projects
In connection with the purchase of the Westwego Terminal in December 2008, BWNO entered into a credit agreement (the “BWNO Credit Agreement” or the “Loan”) with JPM to finance the purchase price of the storage terminal.  Beginning on April 30, 2009, we made monthly principal installments on the Loan, plus accrued monthly interest.  All unpaid principal and accrued and unpaid interest is finally due and payable on September 30, 2014.

The JPM Loan is secured by a mortgage on the Westwego Terminal property.  The BWNO Credit Agreement includes customary events of default including, but not limited to, the failure of BWNO to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or insolvency or bankruptcy.  Upon the occurrence of an event of default, the JPM Loan will become due and payable automatically and without notice.

Since the original BWNO Credit Agreement and Loan, the Company has entered into additional loan agreements with JPM on February 12, 2010 (which were both incorporated into an agreement on September 27, 2010), on June 24, 2010, on August 16, 2010, and on October 29, 2010.  With the October 29, 2010 agreement, we entered into the Fourth Amendment to the BWNO Credit Agreement with JPM in the principal amount of $4,695,456 with JPM consolidating our previous loans as follows:

 BWNO Credit Agreement of September 27, 2010, as amended = $3,689,796
 Line of Credit Note of June 24, 2010 = $500,000
 Non-Revolving Line of Credit of August 16, 2010 = $131,500, and
 An advance, pursuant to the October 29, 2010 BWNO Credit Agreement = $374,160

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

Acquisition of the Salisbury Terminal.
In connection with the purchase and acquisition of the Salisbury Terminal on December 22, 2011, BWMD entered into a term loan with JPM in the principal amount of $1,600,000 to finance the purchase price of the terminal.  The term loan bears interest at the annual fixed rate of 4.50%.  Beginning on January 21, 2012 and continuing on the last day of each calendar month thereafter, BWMD will pay consecutive monthly installments of interest only on the loan.  In addition, beginning on July 21, 2012 and continuing on the last day of each calendar month thereafter BWMD will pay monthly principal installments of $26,667.  All unpaid principal and accrued and unpaid interest is finally due and payable on July 21, 2017.

The BWMD loan includes customary events of default including, but not limited to, the failure of BWMD to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or insolvency or bankruptcy.  Upon the occurrence of an event of default, the BWMD loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the acquisition, BWMD entered into the following with JPM: a credit agreement, a continuing security agreement covering all of BWMD’s personal property, and a Subordination Agreement.

As additional collateral for the BWMD loan, BWNO agreed to secure the BWMD loan with the existing collateral mortgage encumbering BWNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana.

Blackwater Midstream Corp. entered into a continuing guaranty and the Subordination Agreement with JPM, and guaranteed the obligations of BWMD under the terminal Purchase Agreement with NuStar.

Storage Tank Construction at the Brunswick Terminal
In connection with the construction of a 60,000 barrel storage tank at the Brunswick Terminal, on February 28, 2012, BWGA entered into a term loan with JPM in the principal amount of $1,380,000 to finance the construction of the new storage tank.  As of March 31, 2012, BWGA has received advances on this loan in the amount of $408,072.

The loan bears interest at the annual fixed rate of 4.50%.  Beginning on March 31, 2012 and continuing on the last day of each calendar month thereafter, BWGA will pay consecutive monthly installments of interest only on the loan.  In addition, beginning on October 31, 2012 and continuing on the last day of each calendar month thereafter BWGA will pay monthly principal installments of $23,000.  All unpaid principal and accrued and unpaid interest is finally due and payable on August 31, 2017.

The BWGA loan includes customary events of default including, but not limited to, the failure of BWGA to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or insolvency or bankruptcy.  Upon the occurrence of an event of default, the BWGA loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the acquisition, BWGA entered into the following with JPM: a credit agreement, a continuing security agreement covering all of BWGA’s personal property, and a Subordination Agreement.

As additional collateral for the BWMD loan, BWNO agreed to secure the BWGA loan with the existing collateral mortgage encumbering BWNO’s right, title and interest in the immovable property, buildings, structures, machinery, equipment and improvements on the premises located at 660 LaBauve Drive, Westwego, Jefferson Parish, Louisiana.

Blackwater Midstream Corp. entered into a continuing guaranty and the Subordination Agreement with JPM, and guaranteed the obligations of BWGA under the terminal Purchase Agreement with NuStar.

Convertible Notes
Relatives of the Company’s CEO and current members on the Company’s Board of Directors, together with others, participated in the private offering of convertible debt described below.  As of March 31, 2012 and 2011, the outstanding balance of these loans to related parties was $675,000 and $250,000, respectively.

Private Offering of Convertible Debt.

October 2009 convertible debt offering

On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a maturity date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 and $300,104, respectively for the three-month and twelve-month periods ending March 31, 2012 and March 31, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of March 31, 2012 and March 31, 2011 accounted for $430,000 and $180,000, respectively of the aggregate amount of convertible debt funds collected.  The $250,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. William Gore, who hold October 2009 convertible debt notes in the amounts of $100,000 and $150,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Note to extend the note’s maturity date from October 15, 2011 to October 15, 2013. All of the 2009 Convertible Promissory Notes have been amended to reflect the new maturity date.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 6)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $73,314 and $249,000, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $62,198.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $115,378, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $61,449 and decreased the derivative liability by $820,800.  These transactions resulted in a net “non-cash” gain of $759,351.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount was recorded as a discount to the debt and will be amortized over the new remaining life of the notes, until October 15, 2013.

As a result of the First Amendment to the BWNO Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014, as requested by JPM.  However, JPM is aware of the maturity date extension that was achieved and has not requested any action from the Company.

March 2010 convertible debt offering

On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a maturity date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 and $175,000, respectively for the three-month and twelve-month periods ended March 31, 2012 and March 31, 2011. In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of March 31, 2012 and March 31, 2011 accounted for $245,000 and $70,000, respectively of the aggregate amount of convertible debt funds collected.  The $175,000 increase is due to the appointment in June 2011 of two members to the Company’s Board of Directors, Mr. Philip Tracy and Mr. Gore, who hold March 2010 convertible debt notes in the amount of $100,000 and $75,000, respectively.  Mr. Gore and Mr. Tracy were elected to the Company’s Board of Directors in September 2011.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 6)

In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Note to extend the note’s maturity date from March 31, 2012 to September 30, 2013. All of the 2010 Convertible Promissory Notes have been amended to reflect the new maturity date. As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 6)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $49,878 and $180,150, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $45,038.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net “non-cash” loss of $78,371, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $130,271 and decreased the derivative liability by $770,860.  These transactions resulted in a net “non-cash” gain of $640,589.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.

In summary, during the twelve-month period ending March 31, 2012, the Company recorded a net “non-cash” gain of $2,201,935 related to the 2009 and 2010 Notes; approximately $1,400,000 due to the extinguishment of the original convertible debt notes and deferred financing charges; and $801,995 related to changes in the fair market value of the convertible debt notes derivative liabilities.

Future minimum payments related to our JPM credit facilities and our convertible debt notes as of March 31, 2012, for the next five years and the total amount thereafter are as follows; assuming none of the convertible debt notes are converted.

Year ending March 31,
2013	$1,551,864
2014	6,514,969
2015	906,932
2016	320,000
2017	320,000
Thereafter	80,000
$9,693,765

The following table reconciles our various debt instruments to the balance sheet line items for March 31, 2012 and March 31, 2011.  Of special note, in June 2011, we extended the maturity date of our convertible debt loans; thus removing them for current liabilities to long-term liabilities.

	For the Year Ended March 31, 2012
	Consolidated	JPM CHASE	2009	2010
	Balance Sheet	Bank Loans	CD Loans	CD Loans
Current portion of related party long-term convertible debt loans	$-	$-	$-	$-
Current portion of long-term convertible debt loans	$-	$-	$-	$-
Related party long-term convertible debt loans *1	$675,000	$-	$430,000	$245,000
Long-term convertible debt loans *2	$4,076,033	$-	$2,571,033	$1,505,000
Current portion of long-term bank loans	$1,551,864	$1,551,864
Long-term bank loans	$3,390,868	$3,390,868	$-	$-
	$9,693,765	$4,942,732	$3,001,033	$1,750,000

*1 - Shown on Consolidated Balance Sheet as of March 31, 2012 as Net of CD Discount:
Related party long-term convertible debt loans of $675,000 less CD Discounts of $620,291 = Net of $54,709

*2 - Shown on Consolidated Balance Sheet as of March 31, 2012 as Net of CD Discount:
Long-term convertible debt loans of $4,076,033 less CD Discounts of $3,745,668 = Net of $330,365

	For the Year Ended March 31, 2011
	Consolidated	JPM CHASE	2009	2010
	Balance Sheet	Bank Loans	CD Loans	CD Loans
Current portion of related party long-term convertible debt loans	$250,000	$-	$180,000	$70,000
Current portion of long-term convertible debt loans	$4,501,033	$-	$2,821,033	$1,680,000
Related party long-term convertible debt loans *1	$-	$-	$-	$-
Long-term convertible debt loans *2	$-	$-	$-	$-
Current portion of long-term bank loans	$1,271,686	$1,271,686	$-	$-
Long-term bank loans	$2,934,660	$2,934,660	$-	$-
	$8,957,379	$4,206,346	$3,001,033	$1,750,000

6.             EMBEDDED DERIVATIVE LIABILITY

As described in Note 5, the Company issued convertible debt notes in October 2009 and March 2010. The notes are convertible at $0.50 per share, or $0.40 per share upon a change in control of the Company. Based on the alternative conversion options, the Company determined that the conversion options in the notes should be accounted for as derivatives. The Company used the Black-Scholes model to determine the fair value of each of the conversion options at the end of each quarter and as of March 31, 2012, assigning a probability of occurrence to each conversion option. The final fair value of each of the derivative liabilities considered the likelihood of conversion at the separate conversion prices.

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

For the twelve-month period ended March 31, 2012, the Company recorded an aggregate gain of $801,995 as a result of these transactions.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of March 31, 2012:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
LIABILITIES:

Convertible loan derivative liability at March 31, 2011	$1,397,911	$-	$-	$1,397,911
Change in fair market value from March 31, 2011 to June 24, 2011	193,749	-	-	193,749
Accounting “extinguishment” of derivative liabilities on June 24, 2011	(1,591,660)	-	-	(1,591,660)
Establishment of new derivative liabilities on June 24, 2011	4,516,240	-	-	4,516,240
Change in fair market value from June 24, 2011 to June 30, 2011	(418,724)	-	-	(418,724)
Change in fair market value from July 1, 2011 to Sept. 30, 2011	(710,565)	-	-	(710,565)
Change in fair market value from Oct. 1, 2011 to Dec. 31, 2011	(867,705)	-	-	(867,705)
Change in fair market value from Jan. 1, 2012 to Mar. 31, 2012	1,001,250	-	-	1,001,250

Convertible loan derivative liability at March 31, 2012	$3,520,496	$-	$-	$3,520,496

8.             STOCK-BASED COMPENSATION

In May and June 2008, we granted 821,036 shares of common stock for management services and legal services with a grant-date fair value of $1,726,160 and $200,000, respectively.  The shares granted for legal services vested immediately and were expensed.  The shares granted for management services vest over a period of twenty months.  Related to these grants we expensed $27,950 for the year ended March 31, 2011 and $20,962 for the year ended March 31, 2012.

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

In January 2009, we granted 2,283,278 shares of common stock to certain managers as compensation.  These shares were valued at $0.29 per share as of the January 2009 grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  Related to these grants we expensed $219,956 for the year ended March 31, 2011, and $164,967 for the year ended March 31, 2012.

In January 2009, we issued 150,000 shares of common stock to the Company’s Chief Financial Officer as compensation.  The shares were valued at $0.29 per share as of the grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the Chief Financial Officer is employed by us on such dates.  For the year ended March 31, 2011 we expensed $14,450 related to these grants, and for the year ended March 31, 2012 we expensed $10,837 related to these grants.

In March 2009, we issued 3,000,000 shares of common stock to certain managers of the Company as compensation.  The shares were valued at $0.11 per share as of the grant date and vest according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if the officers are employed by us on such dates.  For the year ended March 31, 2011 we expensed $115,412 related to these grants and for the year ended March 31, 2012 we expensed $86,559 related to these grants.

On December 8, 2009 the Board of Directors of the Company amended all of the restricted share grants to management (discussed above) to change the vesting to January 1, 2012.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $49,878 and $180,150, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $45,038.

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

On December 8, 2009, the Board of Directors authorized a Director $40,000 in restricted shares, pursuant to the Company’s 2008 Incentive Plan: 60,000 shares were granted as of December 8, 2009 with a share price of $0.32 per share; which vested immediately.  The remaining 61,176 shares were granted and issued on January 4, 2010 with a share price of $0.34 per share, and vested immediately upon such grant.  These shares were fully expensed during the year ended March 31, 2010; therefore, we did not record any expense during the years ending March 31, 2011 or 2012.

On December 1, 2009 the Board of Directors granted related parties, Isaac Suder, No Logo Air, Inc. and Ter Mast Beheer Utrecht, B.V, restricted shares of the Company’s common stock, 125,000 shares, 93,750 shares and 156,250 shares, respectively; pursuant to loan agreements between the parties and the Company in January 2009.  These shares vested immediately and were expensed by the Company at $0.32 per share.  These shares were fully expensed during the year ended March 31, 2010; therefore, we did not record any expense during the years ending March 31, 2011 or 2012.

On December 31, 2009, in connection with a private offering of $3,001,033 of convertible debt we issued 700,000 shares of restricted common stock valued at $203,000.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $73,314 and $249,000, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $62,198.

On March 31, 2010, in connection with a private offering of $1,750,000 of convertible debt we issued 659,000 shares of restricted common stock valued at $171,340.  These fees are included in the deferred financing costs in the consolidated balance sheet as of March 31, 2010 and will be amortized over the term of the convertible notes using the effective interest rate method.  During the twelve-month period ended March 31, 2012 and the twelve-month period ended March 31, 2011, we amortized $49,878 and $180,150, respectively, of deferred financing cost.  During the three-month period ended March 31, 2012, due to the extinguishment of the debt in June 2011, we did not amortize any expenses.  During the three-month period ended March 31, 2011 we expensed $45,038.

On April 29, 2009, the Company entered into a one year supplemental retainer agreement with Milling Benson Woodward, L.L.P. (“Milling”) wherein, as of April 1, 2009, Milling agreed to accept 50% of its monthly retainer fee payable in the common stock of the Company, with the remainder, payable in cash.  Through March 31, 2010, Milling had received 500,004 shares of common stock.  These shares were fully expensed during the year ended March 31, 2010; therefore, we did not record any expense during the years ending March 31, 2011 or 2012.

On June 30, 2009 we granted a former employee 60,530 shares of common stock as compensation.  The shares vested immediately and have a grant-date fair value of $10,290, which was expensed on the date of grant. These shares were fully expensed during the year ended March 31, 2010; therefore, we did not record any expense during the years ending March 31, 2011 or 2012.

In September 2010, we issued 304,255 shares of common stock to certain managers and directors of the Company as compensation.  The shares were valued at $0.30 per share as of the grant date and vested immediately for the directors; and for the managers, the vesting date was set to be January 1, 2012.  For the year ended March 31, 2011 we expensed 100% of these grants for directors, $39,119.  For the year ended March 31, 2011 we expensed $21,602 related to these grants for managers and for the year ended March 31, 2012 we expensed $29,339 related to these grants for managers.

In November 2010, we issued 54,125 shares of common stock to certain managers of the Company as compensation.  The shares were valued at $0.63 per share as of the grant date and the vesting date was set to be January 1, 2012.  For the year ended March 31, 2011 we expensed $12,415 related to these grants, and for the year ended March 31, 2012 we expensed $22,902 related to these grants.

On May 19, 2010, the Company entered into an investor relations agreement with Malcolm McGuire & Associates, L.L.C. (“McGuire) and amended the agreement on June 11, 2010.  These agreements require the Company to grant McGuire the option to purchase 100,000 shares of restricted common stock at an exercise price of $0.50 per share.  The options vested on November 20, 2010 and may be exercised by McGuire at any time after vesting date and prior to November 20, 2015.  Related to these options the Company recorded an expense of $60,854.  The agreement with McGuire also requires the Company, beginning in June 2010 and every month for a six month period, to issue 2,500 shares of the Company’s restricted common stock.  The initial six-month time period was allowed to extend.  The Company terminated the agreement with McGuire, effective February 29, 2012.

For the period May 2010 through March 31, 2011, McGuire received 25,000 shares of the Company’s restricted common stock, and the Company recorded an expense in the amount of $11,575.  For the period April 2011 through February 29, 2012 (the date the contract was terminated), McGuire received 27,500 shares of the Company’s restricted common stock, and the Company recorded an expense in the amount of $12,463.

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

On June 6, 2011, we issued 298,000 shares of common stock to certain managers of the Company as compensation.  The shares were valued at $0.60 per share as of the grant date and the vesting date was set to be January 1, 2015.  For the year ended March 31, 2012 we expensed $40,940 related to these grants.

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

On December 1, 2011 the Board of Directors of the Company amended all of the restricted share grants to management having a revised vesting date of January 1, 2012 (discussed above) to a vesting of January 1, 2015.  The fair value of the affected options immediately after the amendment was compared to the fair value immediately prior to the amendment, and the incremental increase in fair value is being recognized over the remaining service period, which is equal to the vesting period.

A summary of the status of our common stock options awards is presented in the table below.
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2010	2,843,528	$0.16	8.09
Granted	100,000	0.50	4.64
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	2,943,528	0.18	2.69
Granted	-	-	-
Exercised	(2,117,646)	0.17	-
Forfeited	-	-	-
Outstanding and Exercisable at March 31, 2012	825,882	$0.25	6.65

As of March 31, 2012, there was approximately $137,859 of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the 2008 Plan. That cost is expected to be recognized over the next 33 months. As of March 31, 2012, outstanding options had an aggregate intrinsic value of $257,118.

9.             EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation between basic earnings per share ("EPS") and diluted earnings per share for the year ended March 31, 2012:

	For the Year Ended March 31, 2012
		Weighted Average	Earnings
	Income (loss)	Number of Shares	per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$5,039,845	55,783,597	$0.09

Effect of Dilutive Securities:
Options	-	439,215	0.00

October 2009 Convertible Debt	(3,024,501)	6,002,066	(0.06)

March 2010 Convertible Debt	(1,668,351)	3,500,000	(0.02)

Diluted EPS
Net income + assumed conversions	$346,993	65,724,878	$0.01

Options to purchase 20,000 shares of common stock at $2.00 per share and 100,000 shares of common stock at $0.50 per share were outstanding during the year ended March 31, 2012 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

10.           CONCENTRATION OF RISK

Concentrations of customers in the terminalling industry may impact our overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. We market and sell our services to a broad base of customers and perform ongoing credit evaluations of our customers.

As of March 31, 2012, the Company maintained its cash balances at one financial institution.  Balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000 per institution.  Occasionally, our cash deposits may exceed the FDIC insurable limit.

As of May 2012, one customer accounted for approximately 21% of total monthly storage revenue.  In addition, for the year ended March 31, 2012, approximately 80% of our revenues were derived from five major customers.  Our largest customer accounted for approximately 24% of our total 2012 revenues.  Each of the other four customers accounted for 8% or more of our 2012 revenues.

11.           OTHER INCOME

In March 2012 the Company recorded a net gain of approximately $48,000 related to the Company’s award of a Louisiana incentive program related to employment increases at the Westwego Terminal.  These funds are expected to be received during the Company’s 2013 first or second fiscal quarter.  As of March 31, 2012, receivables related to these awards were recorded as Receivables-other in the consolidated balance sheet.

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

	2012	2011
Deferred tax liabilities
Fixed assets	$2,544,488	$1,534,761
Discount on convertible debt loan	1,702,724	-
	4,247,212	1,534,761
Deferred tax assets
Stock-based compensation	1,225,596	1,078,758
Accrued income and expenses	55,415	90,398
Charitable contributions	1,727	1,434
Intangible assets	-	15,578
Derivative liability	1,372,994	545,185
Net operating loss carryforwards	2,903,248	3,083,937
	5,558,980	4,815,290
Valuation allowance	(1,311,768)	(3,280,529)
Deferred income taxes, net	$—	$—

At March 31, 2012, we had approximately $7.4 million of operating loss carryforwards. The net operating loss carryfowards would begin to expire in 2028. Some of our net operating losses may be limited by section 382 of the Internal Revenue Code due to the change in control that occurred in March of 2008. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109) specifies that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. Accounting rules require that more restrictive criteria be used to consider the book value of deferred assets in instances in which a company has not demonstrated an ability to generate taxable income. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Because there is some uncertainty as to the Company’s ability to generate future taxable income, net operating loss carryforwards have been fully reserved.

Management assessed its various income tax positions and this assessment resulted in no adjustment to the tax asset or liability.  The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes.  These estimates may be subjected to review by the respective taxing authorities.  A revision, if any, to an estimate may result in an assessment of additional taxes, penalties and interest.  At this time, a range in which our estimates may change is not quantifiable and a change, if any, is not expected to be material.  We will account for interest and penalties relating to uncertain tax provisions in the current period income statement, as necessary.  We have not recorded any adjustment to our financial statements as a result of this interpretation.  We have tax years 2004 through 2011 remaining subject to examination by various federal and state tax jurisdictions, as applicable.

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

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC due to a material weakness noted below.

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

Under the supervision and with the participation of our management, including the CEO, CFO and Audit Committee, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012.  In its evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the criteria described above, management and our Audit Committee have concluded that, as of March 31, 2012, our internal control over financial reporting were effective.

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

Name	Age	Office
Michael D. Suder	57	President and Chief Executive Officer and Director
Donald St.Pierre	55	Chief Financial Officer
Dale T. Chatagnier	50	Chief Operating Officer and Secretary
Francis A. Marrocco	50	Chief Commercial Officer

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

Donald St.Pierre.  Mr. St.Pierre joined the Company in June 2008 as Vice President of Finance and became our Chief Financial Officer on August 18, 2008.  Prior to employment with Blackwater Midstream Corp., Mr. St.Pierre held the position of Comptroller with Beverly Industries, LLC, in Westwego, Louisiana from January 2003 through June 2008. Beverly Industries, LLC and its associated companies are engaged in civil construction, trucking, and river aggregate sales.  Mr. St.Pierre prepared in-house financial statements and managed contract administration, banking, insurance, IT and office administration.  Mr. St.Pierre graduated from Nicholls State University in 1978, earning a BS degree in Marketing and Management and completed postgraduate business classes at the University of New Orleans.  Mr. St.Pierre is also the owner of an e-commerce business located in New Orleans.

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

Francis A. Marrocco.  Mr. Marrocco has been our Chief Commercial Officer since May 2008.  At Kinder Morgan Terminals, from 2000 to 2008, Mr. Marrocco held the position of Northeast Regional Vice President managing all New York Harbor Operations and Business Development.  Prior to Kinder Morgan, Mr. Marrocco was responsible for commercial development at Delta Terminal Services in Harvey, Louisiana.  Mr. Marrocco earned an Associate’s Degree from Morris County College and is working on earning a Bachelor of Management degree from Thomas Edison State College in New Jersey.

The Board and Board Committees

Board of Directors.  Michael Suder, the sole member of the Company’s Board of Directors since September 2010, appointed the following to the Company’s Board of Directors in June 2011: Mr. Philip Tracy; Mr. William Weidner, III; Mr. Herbert Whitney, and Mr. William Gore.  In September 2011, they were duly elected to the Company’s Board by the shareholders during the Company’s annual shareholder meeting.

The current board of five directors met ten times during the fiscal year, from June 2011 through March 2012.  Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities.  During the fiscal year ended March 31, 2012, each incumbent director attended 100% of the total number of meetings of our Board of Directors and meetings of committees of our Board of Directors of which the director was a member.  We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

From June 2011 through March 31, 2012 our Board of Directors has determined that Mr. Herbert N. Whitney, and Mr. William Weidner, III currently met the independence requirements and standards currently established by the Nasdaq Stock Exchange and applicable Securities and Exchange Commission (“SEC”) regulations.

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

Audit Committee.  From June, 2011 through March 2012 we had a separately-designated Audit Committee (which is formed in compliance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”).  No member of the Board of Directors or the Audit Committee qualified as an “audit committee financial expert.”  The board did not believe that any of our former directors had the qualifications or experience to be considered a financial expert.  However, the members of the Board of Directors individually and collectively had vast educational and business financial experience and training.  At this time no qualified candidates have been identified and there can be no assurance that we can attract and retain an independent director to act as our qualified financial expert.

The Audit Committee is organized to assist the Board by overseeing the performance of the independent auditors and the quality and integrity of Blackwater’s internal accounting, auditing and financial reporting practices.  The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee operates under a written charter.  During the fiscal year ending March 31, 2012 the Audit Committee met one time.

Compensation Committee.  In December 2011, the Board of Directors formed a Compensation Committee, exclusive of the one executive member of the Board.  The members participate in making recommendations to the Board of Directors concerning salaries and incentive compensation for our officers and employees, and our entire Board of Directors administers the Blackwater Midstream 2008 Incentive Plan.  During the fiscal year ending March 31, 2012 the Compensation Committee met one time.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during fiscal year ending March 31, 2012 Michael D. Suder filed all reports timely, Dale Chatagnier filed all reports timely, Francis (Frank) Marrocco filed all reports timely, Donald St.Pierre filed all reports timely, Philip Tracy filed all reports timely, Herbert Whitney filed one report that was not filed timely, William Weidner, II filed all reports timely, and William Gore filed all reports timely.  Otherwise, based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and other beneficial owners of greater than 10% of our common stock were complied with during the current fiscal year.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION
Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, our three other most highly compensated executive officers during the last two completed fiscal years and during the fiscal year ended March 31, 2012.

Name and Position	Fiscal Year Ending	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compen- sation ($)		Total Compen- sation ($)
Michael D. Suder,	2010	300,000	35,000	0				32,500	(4)	367,500
President and Chief	2011	300,000	43,667	22,490				6,000	(4)	372,157
Executive Officer (2)(3)	2012	300,000	50,000	44,700				17,000	(4)	411,700
Donald St.Pierre,	2010	100,000	10,000	0						110,000
Chief Financial Officer (5)(6)	2011	100,000	6,000	18,788						124,788
	2012	100,000	20,000	44,700						164,700
Dale T. Chatagnier,	2010	225,000	35,000	0						260,000
Chief Operating Officer	2011	225,000	17,500	22,490						264,990
and Secretary (2)(7)	2012	225,000	45,000	44,700						314,700
Francis Marrocco,	2010	237,500	40,000	0						277,500
Chief Commercial	2011	237,500	22,500	22,490						282,490
Officer (5)(8)	2012	237,500	60,000	44,700						342,200

(1)           Bonuses were paid to our named executive officers during the fiscal year ended March 31, 2010 in the amount of $120,000, $89,667 was paid in the fiscal year ended March 31, 2011 and $175,000 was paid in the fiscal year ended March 31, 2012.

(2)            Employment began May 2008.

(3)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share and with an original vesting date on January 1, 2010, only if Mr. Suder is employed by us on such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, with an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Suder is employed by the Company on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 15,000 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

(4)           Includes $32,500 in compensation paid to Mr. Suder during the year ended March 31, 2010 for his services as a member of the Board of Directors; and includes $6,000 in compensation paid to Mr. Suder during the year ended March 31, 2011 and $17,000 in compensation paid during the year ended March 31, 2012 for his services as a member of the Board of Directors.

(5)            Employment began June 2008.

(6)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  Each such grant’s original vesting was according to the following schedule: (i) 33.3% on January 1, 2010; and (ii) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. St.Pierre is employed by us on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 9,125 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

(7)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share on such date with an original vesting date on January 1, 2010, only if Mr. Chatagnier is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date.  The shares referenced in items “ii” and “iii”, immediately preceding, had an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Chatagnier is employed by the Company on such dates, respectively.  On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 15,000 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

(8)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date with an original vesting date on January 1, 2010 if Mr. Marrocco is employed by us on such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; and (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date.  The shares referenced in items “ii” and “iii”, immediately preceding, had an original vesting date according to the following schedule: (a) 33.3% on January 1, 2010; and (b) 8.3375% on the last calendar day of each subsequent calendar quarter, until all such shares have vested, provided; however, that such shares shall vest according to such schedule only if Mr. Marrocco is employed by the Company on such dates, respectively. On December 8, 2009, the Board of Directors of the Company amended all of the restricted share grants wherein, the vesting dates were changed to be January 1, 2012.  Includes 43,465 shares of restricted common stock granted on September 1, 2010 valued at $0.30 per share as of such date and 15,000 shares of restricted common stock granted on November 19, 2010 valued at $0.63 per share as of such date; both with a vesting date of January 1, 2012.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

For a description of the material terms of employment agreements with our named executive officers, see “Executive Compensation—Employment Agreements.”

Outstanding Equity Awards at Fiscal Year Ended March 31, 2012

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of March 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael D. Suder	0	0	705,882	(1)	$0.17	5/4/2019	0	0	2,935,553	(2)	1,521,920

Donald St. Pierre	0	0	0		0	0	0	0	777,090	(3)	161,988

Dale T. Chatagnier	0	0	0		0	0	0	0	1,483,828	(4)	601,539

Francis Marrocco	0	0	0		0	0	0	0	1,483,828	(5)	742,142

(1)           Such options are fully vested and are exercisable at $0.17 per share, the closing price of the common stock on April 1, 2009, the date that such options were issued.  Mr. Suder received this compensation as a director as well as for his services as an executive officer of the Company during the fiscal year ending March 31, 2009.

(2)           Includes (i) 480,690 shares of restricted common stock granted on May 7, 2008 at $2.00 per share as of such date; (ii) 1,321,898 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 1,000,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, “iii” “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Suder is employed by the Company on such date.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

(3)           Includes (i) 150,000 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (ii) 500,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iii) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (iv) 9,125 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, ”iii” and “iv” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. St.Pierre is employed by the Company on such date.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

(4)           Includes (i) 120,173 shares of restricted common stock granted on May 14, 2008, valued at $2.60 per share as of such date and; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share on such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.  The shares referenced in items “i”, “ii”, “iii”, “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Chatagnier is employed by the Company on such date.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

(5)           Includes (i) 120,173 shares of restricted common stock granted on June 1, 2008, valued at $3.77 per share as of such date; (ii) 480,690 shares of restricted common stock granted on January 1, 2009, valued at $0.29 per share as of such date; (iii) 750,000 shares of restricted common stock granted on March 2, 2009, valued at $0.11 per share as of such date; (iv) 43,465 shares of restricted common stock granted on September 1, 2010, valued at $0.30 per share as of such date; and (v) 15,000 shares of restricted common stock granted on November 19, 2010, valued at $0.63 per share as of such date.   The shares referenced in items “i”, “ii”, “iii”, “iv” and “v” immediately preceding, all vest according to the revised vesting date of January 1, 2012, and only if Mr. Marrocco is employed by the Company on such date.  Includes 74,500 shares of restricted common stock granted on June 11, 2011 valued at $0.60 per share as of such date with a vesting date of January 1, 2015.  On December 1, 2011, the Board of Directors of the Company amended all of the restricted share grants with a revised vesting date of January 1, 2012 wherein, the vesting dates were changed to be January 1, 2015.

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

Mr. Suder’s employment agreement may be terminated, with or without cause (as defined in the agreement). If we terminate the employment agreement for cause or on account of death or disability or if Mr. Suder terminates the agreement for any reason, Mr. Suder is entitled to no further compensation or benefits other than those earned through the date of termination, provided, however, that if we terminate the employment agreement on account of death or disability, Mr. Suder’s heirs shall be entitled to continue to participate in any executive benefit plan, to the extent provided in such plan or as may be required by law.  If we terminate the agreement for any reason other than for cause, death or disability; (i) we will provide severance of continued payment of cash compensation at a rate of Mr. Suder’s then current base annual salary for a period equal to the lesser of the balance of the term of the agreement or 6 months; (ii) we will provide Mr. Suder and his spouse and dependents, if any, with medical benefits comparable to such benefits received prior to termination, for up to 12 months, or the cash equivalent of such benefits; and (iii) all securities issued to Mr. Suder that remain subject to vesting shall immediately vest and become exercisable for a period of up to 12 months.

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

Mr. Chatagnier’s employment agreement may be terminated, with or without cause (as defined in the agreement). If we terminate the employment agreement for cause or on account of death or disability or if Mr. Chatagnier terminates the agreement for any reason, Mr. Chatagnier is entitled to no further compensation or benefits other than those earned through the date of termination, provided, however, that if we terminate the employment agreement on account of death or disability, Mr. Chatagnier’s heirs shall be entitled to continue to participate in any executive benefit plan, to the extent provided in such plan or as may be required by law.  If we terminate the agreement for any reason other than for cause, death or disability; (i) we will provide severance of continued payment of cash compensation at a rate of Mr. Chatagnier’s then current base annual salary for a period equal to the lesser of the balance of the term of the agreement or 6 months; (ii) we will provide Mr. Chatagnier and his spouse and dependents, if any, with medical benefits comparable to such benefits received prior to termination, for up to 12 months, or the cash equivalent of such benefits; and (iii) all securities issued to Mr. Chatagnier that remain subject to vesting shall immediately vest and become exercisable for a period of up to 12 months.

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

Mr. Marrocco’s employment agreement may be terminated, with or without cause (as defined in the agreement). If we terminate the employment agreement for cause or on account of death or disability or if Mr. Marrocco terminates the agreement for any reason, Mr. Marrocco is entitled to no further compensation or benefits other than those earned through the date of termination, provided, however, that if we terminate the employment agreement on account of death or disability, Mr. Marrocco’s heirs shall be entitled to continue to participate in any executive benefit plan, to the extent provided in such plan or as may be required by law. If we terminate the agreement for any reason other than for cause, death or disability; (i) we will provide severance of continued payment of cash compensation at a rate of Mr. Marrocco’s then current base annual salary for a period equal to the lesser of the balance of the term of the agreement or 6 months; (ii) we will provide Mr. Marrocco and his spouse and dependents, if any, with medical benefits comparable to such benefits received prior to termination, for up to 12 months, or the cash equivalent of such benefits; and (iii) all securities issued to Mr. Marrocco that remain subject to vesting shall immediately vest and become exercisable for a period of up to 12 months.

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

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause, each as of March 31, 2012, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

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

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of March 31, 2012, the following individuals would be entitled to accelerated vesting of their outstanding stock options and common stock awards described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason (1)		Value of Equity Awards: In Connection With a Change in Control
Michael D. Suder	$1,555,843	(2)	$1,555,843
Dale T. Chatagnier	$786,429	(3)	$786,429
Francis Marrocco	$786,429	(3)	$786,429

(1)           The market price of our common stock on the OTCBB on March 31, 2012 was $0.53 per share

(2)           Includes 2,935,553 shares of restricted common stock and 705,882 common stock purchase options.

(3)           Includes 1,483,828 shares of restricted common stock.

DIRECTOR COMPENSATION

Summary of Director Compensation

Cash Compensation

At the June 2011 meeting of the newly appointed Board of Directors, the Board revised the director compensation payments, applicable to the next Board of Directors to be elected in September 2011, to be $15,000 per year to director, paid in September of each year for their future period of service from September through August.  The Board additionally approved in-person meeting fees would be paid in the amount of $1,000 per person per meeting but no fees would be paid for participating in meetings via telephone or other methods.

Previously, at the June 2010 meeting of the Company’s Board of Directors, the Board increased the number of director seats from four to five.  The Board also revised the previous director compensation payments, applicable to the next Board of Directors to be elected in September 2010, to be $20,000 per year to each non-employee director, paid in September of each year for their future period of service from September through August.  The board additionally approved that no fees would be paid for attending or participating in any Board of Director or committee meeting, whether in person or by other means.

Prior to the September 2010 revised director compensation terms, each member of the Board of Directors was paid a fee of $25,000 as of August 1.  Each director was also paid $1,000 for participating in person in board and committee meetings and $500 for participating in board and committee meetings via teleconference.

Options Granted in May 2009 and Subsequent Exercises

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

On May 7, 2009, each of the Company’s four directors at that time (Suder, Wilson, Whitney, van Houweninge) elected to receive $120,000 worth of stock options (705,882 options) valued on the grant date at $0.17, which is also the exercise price.  These options were expensed by the Company in May 2009 at $435,274 using a Black-Scholes per share valuation of approximately $0.154.

Had each of the directors chosen to receive $60,000 worth of the Company’s shares on this date (352,941 shares), the price would have also been $0.17, but the Company would have expensed $240,000.

Options exercised relating to the May 2009 option grants are as follows:
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

As of the filing date of the annual report on 10-K for the year ending March 31, 2012, Mr. Suder had not exercised any of his options.

Options Granted in December 2009 and Subsequent Non-Approval by Shareholders

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

Shares Granted

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

The following table summarizes compensation that our directors received during the fiscal years ending March 31, 2011 and March 31, 2012, for services as members of our Board of Directors.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Christopher A Wilson:(1)	2011	$7,000	$13,039	$0	0	0	0	$20,039
	2012	$0	$0	$0	0	0	0	$0
Mathijs van Houweninge(1)	2011	$6,500	$13,039	$0	0	0	0	$19,539
	2012	$0	$0	$0	0	0	0	$0
Michael D. Suder(2)	2011	$6,000	$0	$0	0	0	0	$6,000
	2012	$17,000	$0	$0	0	0	0	$17,000
Herbert N. Whitney:(3)	2011	$7,000	$13,039	$0	0	0	0	$20,039
	2012	$17,000	$0	$0	0	0	0	$17,000
Philip O. Tracy(4)	2011	$0	$0	$0	0	0	0	$0
	2012	$17,000	$0	$0	0	0	0	$17,000
William Gore:(4)(5)	2011	$0	$0	$0	0	0	0	$0
	2012	$17,000	$0	$0	0	0	0	$17,000
William Weidner:(4)	2011	$0	$0	$0	0	0	0	$0
	2012	$17,000	$0	$0	0	0	0	$17,000

(1)	Served on the Company’s Board of Directors from 2008 through September 2010.
(2)	Served on the Company’s Board of Directors from 2008 through current.
(3)	Served on the Company’s Board of Directors from 2008 through September 2010, appointed to the Board in June 2011 and elected to the current Board of Directors in September 2011.
(4)	Appointed to the Board in June 2011 and elected to the current Board of Directors in September 2011.
(5)	Does not include fees paid to PMC Advisers, LTD for consulting services in March 2012 in the amount of $14,341. Mr. Gore is an owner of PMC Advisers, LTD.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 31, 2012, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock; (ii) each of the Company’s directors and former directors; (iii) each of the Company’s executive officers; and (iv) the Company’s executive officers, directors and 5% beneficial owners as a group.  Except as otherwise set forth in the notes to the table, the business address of each shareholder is c/o the Company, 660 LaBauve Drive, Westwego, Louisiana 70094.  Information provided as to 5% shareholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Ownership
Michael D. Suder, CEO & Director	3,697,785	(2)	6.47%
Donald St.Pierre, CFO	800,453		1.42%
Dale T. Chatagnier, COO	1,510,150		2.67%
Francis (Frank) Marrocco, CCO	1,513,887		2.68%
Mathijs van Houweninge, Former Director	1,561,654		2.77%
Christopher A. Wilson, Former Officer and Director	615,124	(3)	1.09%
Herbert N. Whitney, Director	472,709		0.08%
Philip Oliver Tracy, Director	3,525,000	(4)	6.20%
William Weidner, III, Director	1,429,500		2.53%
William Gore, Director	1,380,750	(5)	2.43%
Douglas Wu, Shareholder	4,806,000		8.50%
All executive officers, directors and 5% beneficial owner as a group (11 persons)	21,313,012		36.71%

(1)           Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of May 31, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.  The percentage of beneficial ownership is based on 58,052,068 shares of Common Stock outstanding as of May 31, 2012; which includes potential common shares from conversions and exercise of options.

(2)           Includes (i) 2,991,903 shares of common stock and (ii) options to purchase 705,882 shares of common stock.

(3)           Includes (i) 452,709 shares of common stock (which is shown net of 60,000 shares of common stock that Mr. Wilson donated in December 2010), (ii) options to purchase 20,000 shares of common stock.

(4)           Includes (i) 3,125,000 shares of common stock, (ii) the ability to convert loans at $0.50 per share into 400,000 shares of common stock.

(5)           Includes (i) 930,750 shares of common stock, (ii) the ability to convert loans at $0.50 per share into 450,000 shares of common stock.

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

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, as of May 31, 2012.

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	725,882	$0.21	767,009

Total	725,882	$0.21

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

Related parties participating in both our September 2009 Offering and our January 2010 Offering.  The following table summarizes the related party participation:

OFFERING	INVESTOR	AMOUNT	RELATIONSHIP
September 2009	Frances Suder, transferred to Michael Suder	$50,000	Mother (deceased) to Michael Suder, CEO & Director
September 2009	Jonathan Suder	100,000	Brother to Michael Suder, CEO & Director
September 2009	Nicolle Suder	30,000	Sister to Michael Suder, CEO & Director
September 2009	Philip Tracy	100,000	As of June 2011 member of the Board of Directors
September 2009	William Gore	150,000	As of June 2011 member of the Board of Directors
January 2010	Isaac Suder, transferred to Jonathan Suder	50,000	Father (deceased) to Michael Suder, CEO & Director
January 2010	Nicolle Suder	20,000	Sister to Michael Suder, CEO & Director
January 2010	Philip Tracy	100,000	As of June 2011 member of the Board of Directors
January 2010	William Gore	75,000	As of June 2011 member of the Board of Directors
	TOTAL	$675,000

The Company does not currently have a procedure for the review, approval or ratification of any related party transaction.

Item 14.  Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP has served as our independent auditors since October 8, 2008.  Aggregate fees billed by MaloneBailey, LLP as an independent registered public accounting firm, during the fiscal years ended March 31, 2011 and March 31, 2012 are as follows:

	MaloneBailey LLP, Fiscal Year- Ended March 31, 2012	MaloneBailey LLP, Fiscal Year- Ended March 31, 2011
Audit Fees	$32,018	$69,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	4,982	0
Total	$37,000	$69,000

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

All Other Fees —During the years ended March 31, 2011 MaloneBailey, LLP did not incur any fees for other professional services; however, during the year ended March 31, 2012, MaloneBailey, LLP did provide services to our Audit Committee.

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

The Audit Committee will not grant approval for:

☐	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

☐	provision by the independent auditors to the Company of strategic consulting services of the type typically provided by management consulting firms; or

☐
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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

☐	whether the service creates a mutual or conflicting interest between the auditor and the Company;

☐	whether the service places the auditor in the position of auditing his or her own work;

☐	whether the service results in the auditor acting as management or an employee of the Company; and

☐	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

A (1) Financial statements filed as part of this report:

Consolidated balance sheets as of March 31, 2012 and March 31, 2011,

Consolidated statements of operations for the year ended March 31, 2012 and for the year ended March 31, 2011,

Consolidated statements of stockholders’ equity for the period March 31, 2011 through March 31, 2012,

Consolidated statements of cash flows for the year ended March 31, 2012and for the year ended March 31, 2011.

(3) Exhibits.

Exhibit Number	Description
3.1*	Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 2008)
3.2*	Bylaws (incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on June 7, 2004)
4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed June 7, 2004)
4.2*	Blackwater Midstream Corp. 2008 Incentive Plan, as amended (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.3*	Form of Award Agreement for Incentive Stock Options (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.4*	Form of Award Agreement for Nonstatutory Stock Options (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
4.5*	Form of Award agreement for Stock (incorporated by reference to Exhibit B of the Company’s definitive Proxy Statement on Schedule 14A filed on April 3, 2009)
10.1*	Services Agreement with Christopher Wilson dated May 5, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 6, 2008)
10.2*	Employment Agreement with Michael Suder, dated May 7, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2008)
10.3*	Employment Agreement with Dale T. Chatagnier, dated May 14, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed May 16, 2008)
10.4*	Employment Agreement with Francis Marrocco, dated May 29, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2008)
10.5*
Placement agent’s agreement with Falcon International Consulting Limited, dated May 28, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 19, 2008)

10.6*	Membership Interest Purchase Agreement with Safeland Storage, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB filed July 15, 2008)
10.7*
Purchase and Sale Agreement between Safeland Storage LLC, Future Energy Investments and Blackwater Midstream Corp., dated June 25, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB filed July 15, 2008)

10.8*
Completion of Acquisition of Westwego Terminal dated December 23, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K dated on December 30, 2008 and as amended on Form 8-K/A on April 23, 2009)

10.9*	$2,500,000 Term Loan with JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 31, 2008).
10.10*	Credit Agreement with JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 31, 2008)
10.11*	Collateral Mortgage in favor of JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 31, 2008)
10.12*	Assignment of Deposit Account to JP Morgan Chase Bank, N.A. dated December 23, 2008 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 31, 2008)

10.13*
Asset Purchase Agreement by and between the Company and NuStar Terminals Operations Partnership L.P. dated September 25, 2008, as amended  (incorporated by reference to the Company’s Current Reports on Form 8-K filed on September 30, 2008 and November 4, 2008)

10.14*	Loan agreement with Ter Mast Beheer Utrecht B.V. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.15*	Security agreement with Ter Mast Beheer Utrecht B.V. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.16*	Loan agreement with No Logo Air, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.17*	Security agreement with No Logo Air, Inc.(incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.18*	Loan agreement with Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.19*	Security agreement with Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)
10.20*
Intercreditor agreement amongst Ter Mast Beheer Utrecht B.V, No Logo Air, Inc. and Isaac Suder (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2009)

10.21*	Form of Subscription Agreement for December 2008 Offering (incorporated herein by reference to the Current Report on Form 8-K filed with the Commission on February 3, 2009)
10.22*	Form of Subscription Agreement for August 2008 Offering (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed August 19, 2008)
10.23*	Redemption Agreement with Safeland Storage, LLC, dated September 4, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2009)
10.24*
Form of Subscription Agreement for September 2009 Convertible Debt Offering, as amended dated October 15, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2009 and November 18, 2009)

10.25*
First Amendment to the Subordination Agreement, Credit Note and Credit Agreement with JP Morgan Chase Bank, N.A. dated February 12, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2010)

10.26*	Form of Subscription Agreement for January 2010 Convertible Debt Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 22, 2010)
10.27*
Purchase and Sale Agreement by and between the Company and NuStar Terminals Operations Partnership, L.P. dated April 1, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2010)

10.28*
Form of Line of Credit Note, Continuing Security and Amendment to security Agreement with JPMorgan Chase Bank, N.A, dated June 24, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2010.).

10.29*
Loan agreements and the Second Amendment to Credit Agreement, dated June 30, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2010).

10.30*
Form of Line of Credit Note, Continuing Security Agreement with JP Morgan Chase Bank, N.A. dated August 16, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on August 19, 2010).

10.31*
Form of Term Note and Third Amendment to the Credit Agreement, with JP Morgan Chase Bank, N.A. dated September 27, 2010 (incorporated by reference to the Company’s Current report on Form 8-K filed with the Commission on September 29, 2010).

10.32*
Loan agreements and the Fourth Amendment to Credit Agreement, dated October 29, 2010 by and between Blackwater New Orleans, LLC and JP Morgan Chase Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2010).

10.33*
Completion of acquisition of the Brunswick, GA Terminal and entry into asset purchase agreement, dated July 15, 2010 by and between Blackwater Georgia, LLC and NuStar Terminals Operations Partnership L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010).

10.34*
Amendment to the Company’s convertible debt notes pursuant to a change in control event of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2011.)

10.35*	Specimen 2009 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2011.)
10.36*	Specimen 2010 Convertible Promissory Note Amendment, dated June 24, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on June 28, 2011.)
10.37*
Notice of approval from 100% of the holders of the 2009 and 2010 Notes to the amendments dated June 24, 2011 (incorporated by reference to the Company’s Current Form on Form 8-K filed with the Commission on October 4, 2011.)

10.38*
Fourth Amendment to the Georgia Ports Authority Agreement, extending the property lease of the Company’s Brunswick, GA storage terminal to September 4, 2016 (incorporated by reference to the Company’s Current Form on Form 8-K filed with the Commission on November 7, 2011.)

10.39*
Completion of acquisition of the Salisbury, MD Terminal and entry into asset purchase agreement, dated December 22, 2011 by and between Blackwater Maryland, LLC and NuStar Terminals Operations Partnership L.P. and form of Loan Agreements with JP Morgan Chase Bank, N.A. and Blackwater Maryland, L.L.C., Blackwater New Orleans, L.L.C. and Blackwater Midstream Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2011).

10.40*
Form of Term Note with JP Morgan Chase Bank, N.A. and Blackwater Georgia, L.L.C., Blackwater New Orleans, L.L.C. and Blackwater Midstream Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012.)

21.1**	Subsidiaries of the Registrant
23.1**	Consent of Malone & Bailey, PC independent registered public accounting firm
23.2**	Consent of Nationwide Consulting Company, Inc., third-party independent appraisal firm
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15 th day of June 2012.

BLACKWATER MIDSTREAM CORP.

(Registrant)

By:	/S/ MICHAEL D. SUDER
Michael D. Suder
Chief Executive Officer

Date June 15, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL D. SUDER	Chief Executive Officer and Director	June 15, 2012
Michael D. Suder

/S/ HERBERT WHITNEY	Director	June 15, 2012
Herbert Whitney

/S/ WILLIAM WEIDNER, III	Director	June 15, 2012
William Weidner, III

/S/ WILLIAM GORE	Director	June 15, 2012
William Gore

/S/ PHILIP OLIVER TRACY	Director	June 15, 2012
Philip Oliver Tracy

/S/ DONALD ST.PIERRE	Chief Financial Officer	June 15, 2012
Donald St.Pierre