Form 10-Q
period 2012-06-30
Blackwater Midstream Corp.
filed 2012-08-09
CIK 1292518

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________

FORM 10-Q

______________________________________________________
   (Mark One)
☒          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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
As of July 31, 2012, there were 56,476,186 shares of Common Stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30, 2012	MARCH 31, 2012

ASSETS

CURRENT ASSETS:
Cash	$332,944	$190,334
Receivables-trade	209,766	386,668
Receivables-other	47,556	50,567
Current portion of intangible assets, net	140,191	210,214
Prepaid expenses and other current assets	276,445	237,780
Total current assets	1,006,902	1,075,563

Property, plant, equipment, net	18,120,679	16,473,674
Intangible assets, net	45,174	46,894

TOTAL ASSETS	$19,172,755	$17,596,131

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,008,357	$1,320,305
Accounts payable-related parties	68,876	60,763
Accrued liabilities	218,072	204,582
Deferred revenue	-	114,334
Derivative liabilities of convertible debt loans	4,522,468	3,520,496
Current portion of long-term bank loans	1,903,189	1,551,864
Total current liabilities	8,720,962	6,772,344

Long-term liabilities:
Bank loans	3,295,889	3,390,868
Related party convertible debt loans, net of discount of $597,386 and $620,291	77,614	54,709
Convertible debt loans, net of discount of $3,607,352 and $3,745,668	468,681	330,365
Total long-term liabilities	3,842,184	3,775,942

TOTAL LIABILITIES	12,563,146	10,548,286

STOCKHOLDERS' EQUITY
Preferred stock - 20,000,000 "blank check" preferred shares, issuable in one or more series, no shares issued and outstanding	--	--

Common stock - 200,000,000 shares authorized, $0.001 par value: 56,476,186 and 56,476,186 issued, outstanding at June 30, 2012 and March 31, 2012, respectively	56,476	56,476
Additional paid-in capital	8,411,476	8,398,943
Accumulated deficit	(1,858,343)	(1,407,574)
TOTAL STOCKHOLDERS' EQUITY	6,609,609	7,047,845

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,172,755	$17,596,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Revenue
Storage	$2,113,035	$1,628,839
Packaging services	319,734	374,436
Excess through-put services	174,282	239,705
Other services	111,965	86,650

Total revenue	2,719,016	2,329,630

Operating expenses	(903,620)	(747,021)
Selling, general and administrative expenses	(954,101)	(804,654)
Loss on disposal of assets	-	(362,110)

Operating income	861,295	415,845

Net interest expense	(310,092)	(277,769)
Gain on extinguishment of convertible debt loans	-	1,399,940
(Loss) gain on change in fair market value of derivative liabilities	(1,001,972)	224,975

Net (loss) income	$(450,769)	$1,762,991

NET (LOSS) INCOME PER COMMON SHARE,
BASIC	$(0.01)	$0.03
DILUTED	$(0.05)	$(0.05)

Weighted average number of shares outstanding:
BASIC	56,476,186	55,165,077
DILUTED	65,978,252	66,096,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(450,769)	$1,762,991
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	203,678	155,296
Amortization of intangible assets	71,743	-
Amortization of deferred financing fees & convertible loan discounts	161,221	124,965
Net loss on disposal of assets	-	362,110
Net (gain) on extinguishment of convertible debt loans	-	(1,399,940)
Net loss (gain) on change in fair market value of derivative liabilities	1,001,972	(224,975)
Stock based compensation	12,533	118,960

Changes in operating assets and liabilities:
Accounts receivable-trade	176,902	(209,234)
Accounts receivable-other	3,011	208,600
Prepaid expenses	(17,678)	(662)
Inventory	(20,987)	4,743
Deferred revenue	(114,334)	(130,055)
Accounts payable and accruals	(604,886)	(290,815)
Net cash provided by operating activities	$422,406	$481,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(536,142)	(83,825)
Net cash (used in) investing activities	$(536,142)	$(83,825)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from bank loan	549,812	-
Payments on bank loan	(293,466)	(391,288)
Net cash provided by (used in) financing activities	$256,346	$(391,288)

NET CHANGE IN CASH FOR THE PERIOD	142,610	6,871
CASH AT BEGINNING OF PERIOD	190,334	51,386
CASH AT END OF PERIOD	$332,944	$58,257

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$179,816	$169,209
Cash paid for income taxes	$-	$-
Construction in process included in accounts payable	$1,314,542	$203,831
Barge dock exchanged for accounts payable	$-	$115,000
Debt discount related to derivative liabilities	$-	$4,516,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKWATER MIDSTREAM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION.

The accompanying unaudited consolidated financial statements as of June 30, 2012 included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the management of Blackwater Midstream Corp. (the "Company", "us", "our", or "we"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the March 31, 2012 audited financial statements and notes thereto.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accepted accounting principles for complete financial statements.  Certain items in 2011 have been reclassified to conform to the 2012 financial statement presentation generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  The results of operations for the three-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year.

RECLASSIFICATIONS

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

2.          PROPERTY, PLANT AND EQUIPMENT.

Property and equipment consisted of the following.  The Estimated Useful Life figure presented in the table represents management’s determination as to the potential full useful life range of the assets when new:

	Estimated Useful Life			June 30, 2012	March 31, 2012
Land		-		$1,914,808	$1,914,808
Office buildings & warehouses	10	-	40	729,690	729,690
Improvements	20	-	40	628,049	628,049
Dock	20	-	40	3,675,065	3,675,065
Tanks, racks and piping	20	-	40	10,217,435	9,696,197
Equipment		5		26,158	16,119
Office equipment, software, packaging equipment & tools	5	-	7	408,993	408,993
Construction in process				2,372,458	1,053,052
Total property, plant and equipment				19,972,656	18,121,973
Less: accumulated depreciation				(1,851,977)	(1,648,299)
Property, plant and equipment, net				$18,120,679	$16,473,674

Construction in process projects as of March 31, 2012 consisted of modifications to tanks and piping related to customer contracts and construction of a new storage tank at our Brunswick Terminal.  The tank modifications and piping work were completed and capitalized as of June 30, 2012, with the new storage tank construction continuing.  Current construction in process projects also include construction of two new storage tanks at our Westwego Terminal and various other projects.  These projects are scheduled to be completed within the coming months.

During the three-month period ended June 30, 2012, the Company capitalized approximately $30,800 of interest expense related to construction in process projects.  During the three-month period ended June 30, 2011, the Company capitalized approximately $16,000 of interest expense related to construction in process projects during that time.  The difference in the amount of interest capitalized between the 2012 and 2011 three-month periods is due to an increase in the amount of projects under construction.

Depreciation expenses related to property, plant and equipment totaled $203,678 for the three-month period ended June 30, 2012 and $155,296 for the three-month period ended June 30, 2011.

3.          STOCK-BASED COMPENSATION.

A summary of the status of our common stock options awards is presented in the table below.

	Number of Common Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2012	825,882	$0.25	6.65
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2012	825,882	$0.24	6.40
Exercisable at June 30, 2012	825,882	$0.24	6.40

Net income for the three-month period ended June 30, 2012 includes approximately $12,500 expensed for stock-based compensation costs for management.  As of June 30, 2012, there was approximately $155,555 of total unrecognized compensation costs related to unvested stock-based compensation for the restricted shares granted to management that is expected to be recognized over a weighted-average period of approximately 30 months.

On May 19, 2010, the Company entered into an investor relations agreement with Malcolm McGuire & Associates, L.L.C. (“McGuire”) and amended the agreement on June 11, 2010.  The Company terminated the agreement with McGuire, effective February 29, 2012.  Therefore, we did not incur any related expenses during the three-month period ended June 30, 2012.

During the three-month period ended June 30, 2011, we expensed stock-based compensation costs of $115,198 for management.  Also, we incurred $3,762 in stock-based compensation expense related to the 7,500 shares of the Company’s restricted common stock granted to McGuire during the three-month period ended June 30, 2011.  Together these expenses total $118,960; which are included in general and administrative expenses in the accompanying consolidated statement of operations.

4.          BANK LOANS AND CONVERTIBLE DEBT.

JPMorgan Chase Bank, N.A. (“JPM”) loan agreements

Storage Tank Construction at the Brunswick Terminal
In connection with the construction of a 60,000 barrel storage tank at the Brunswick Terminal, on February 28, 2012, Blackwater Georgia, L.L.C. (“BWGA”) entered into a term loan with JPM in the principal amount of $1,380,000 to finance the construction of the new storage tank.  During the three-month period ended June 30, 2012, BWGA received advances on this loan in the amount of $347,487.  As of the filing date of this quarterly report on Form 10-Q, BWGA had received advances on this loan in the amount of approximately $1,194,400.

Storage Tank Construction at the Westwego Terminal and Storage Tank System Modifications at the Salisbury Terminal
On June 22, 2012, in connection with the construction of two 50,000 barrel storage tanks at the Westwego Terminal and storage tank system modifications at the Salisbury Terminal, Blackwater New Orleans, L.L.C. (“BWNO”) entered into a term loan with JPM in the principal amount of $2,300,000 to finance the construction.  During the three-month period ended June 30, 2012, the Company received advances on this loan in the amount of $202,325.  As of the filing date of this quarterly report on Form 10-Q, the Company had received advances on this loan in the amount of approximately $1,034,700.

The loan bears interest at the JPM Commercial Bank Prime floating rate.  Beginning on July 31, 2012 and continuing on the last day of each calendar month thereafter, the Company will pay consecutive monthly installments of interest only on the loan.  In addition, beginning on January 31, 2013 and continuing on the last day of each calendar month thereafter, the Company will pay monthly principal installments of approximately $38,000.  All unpaid principal and accrued and unpaid interest is finally due and payable on December 31, 2017.

The loan includes customary events of default including, but not limited to, the failure of the Company to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or insolvency or bankruptcy.  Upon the occurrence of an event of default, the loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the term loan, BWNO entered into the following with JPM: the Fifth Amendment to the Credit Agreement, an Allonge to the Collateral Mortgage Note, dated December 23, 2008, and a First Amendment to Collateral Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 23, 2008.

Blackwater Midstream Corp. entered into a continuing guaranty pursuant to which the Company guaranteed the obligations of BWNO to JPM.

Convertible Debt

October 2009 convertible debt offering
On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a maturity date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 for the three-month periods ended June 30, 2012 and June 30, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of June 30, 2012 and June 30, 2011 accounted for $430,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Notes to extend the note’s maturity date from October 15, 2011 to October 15, 2013.

The change in the conversion feature was evaluated under ASC 815-40 “Contracts in Entity’s Own Equity”.  On June 30, 2012, as per ASC 815-40, we evaluated the fair market value of the derivative liability (using the BWMS closing share price of $0.61) and recorded a net non-cash loss of approximately $637,600.

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

March 2010 convertible debt offering
On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a maturity date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 for the three-month periods ended June 30, 2012 and June 30, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of June 30, 2012 and June 30, 2011 accounted for $245,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Notes to extend the note’s maturity date from March 31, 2012 to September 30, 2013.

The change in the conversion feature was evaluated under ASC 815-40 “Contracts in Entity’s Own Equity”.  On June 30, 2012, as per ASC 815-40, we evaluated the fair market value of the derivative liability (using the BWMS closing share price of $0.61) and recorded a net non-cash loss of approximately $364,300.

In summary, during the three-month period ended June 30, 2012, the Company recorded a net non-cash loss of approximately $1,002,000 related to the 2009 and 2010 Notes related to changes in the fair market value of the convertible debt notes derivative liabilities.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of June 30, 2012, for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending June 30,
2013	$1,903,189
2014	6,520,897
2015	886,025
2016	320,000
2017	320,000
Thereafter	0
$9,950,111

The following table reconciles our various debt instruments to the balance sheet line items for June 30, 2012 and March 31, 2012.

	As of June 30, 2012
	Consolidated Balance Sheet	JPM CHASE Bank Loans	2009 CD Loans	2010 CD Loans
Related party long-term convertible debt loans *1	$675,000	$-	$430,000	$245,000
Long-term convertible debt loans *2	$4,076,033	$-	$2,571,033	$1,505,000
Current portion of long-term bank loans	$1,903,189	$1,903,189	$-	$-
Long-term bank loans	$3,295,889	$3,295,889	$-	$-
	$9,950,111	$5,199,078	$3,001,033	$1,750,000

*1 - Shown on Consolidated Balance Sheet as of June 30, 2012 as Net of CD Discount:
Related party long-term convertible debt loans of $675,000 less CD Discounts of $597,386 = Net of $77,614

*2 - Shown on Consolidated Balance Sheet as of June 30, 2012 as Net of CD Discount:
Long-term convertible debt loans of $4,076,033 less CD Discounts of $3,607,352 = Net of $468,681

	As of March 31, 2012
	Consolidated Balance Sheet	JPM CHASE Bank Loans	2009 CD Loans	2010 CD Loans
Related party long-term convertible debt loans *3	$675,000	$-	$430,000	$245,000
Long-term convertible debt loans *4	$4,076,033	$-	$2,571,033	$1,505,000
Current portion of long-term bank loans	$1,551,864	$1,551,864	$-	$-
Long-term bank loans	$3,390,868	$3,390,868	$-	$-
	$9,693,765	$4,942,732	$3,001,033	$1,750,000

*3 - Shown on Consolidated Balance Sheet as of March 31, 2012 as Net of CD Discount:
Related party long-term convertible debt loans of $675,000 less CD Discounts of $620,291 = Net of $54,709

*4 - Shown on Consolidated Balance Sheet as of March 31, 2012 as Net of CD Discount:
Long-term convertible debt loans of $4,076,033 less CD Discounts of $3,745,668 = Net of $330,365

 5.          SALISBURY TERMINAL ASSET PURCHASE.

Salisbury, Maryland Terminal

On December 22, 2011, Blackwater Maryland, L.L.C. (“BWMD”), a wholly-owned subsidiary of the Company, acquired the 172,000 barrel Salisbury Terminal, including storage tanks and other improvements for $1,600,000.

Presented below are unaudited pro-forma consolidated statements of operations for the three-month period ended June 30, 2011, when considering the operating results of the Salisbury Terminal, if acquired as of April 1, 2011.

	Three-Months Ended June 30, 2011

	Blackwater Midstream, Westwego & Brunswick Terminals Actual	Salisbury Terminal Pro-Forma for Period 1/Apr/2011-30/Jun/2011		Consolidated Pro-Forma
Revenue	$2,329,630	$127,000		$2,456,630

Net income	$1,762,991	$964,541	*1	$2,727,532

NET INCOME PER COMMON SHARE,
BASIC	$0.03	$0.02		$0.05
DILUTED	$(0.05)	$(0.03)		$(0.02)

Weighted average number of shares outstanding:
BASIC	55,165,077	55,165,077		55,165,077
DILUTED	66,096,328	66,096,328		66,096,328

*1 - Includes bargain purchase gain of $970,000.
A reconciliation of the components of basic and diluted net income per common share is presented in the tables below.

6.          NET INCOME PER SHARE.

	For the Three-Months Ended
	June 30, 2012
	Income	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$(450,769)	56,476,186	$(0.01)
Effect of Dilutive Securities:
Stock options	-	-	(0.00)
Convertible debt	(3,111,208)	9,502,066	(0.04)
Diluted:
Income attributable to common stock, including assumed conversions	$(3,561,977)	65,978,252	$(0.05)

	For the Three-Months Ended
	June 30, 2011
	Income	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$1,762,991	55,165,077	$0.03
Effect of Dilutive Securities:
Stock options	-	1,429,185	(0.00)
Convertible debt	(4,927,618)	9,502,066	(0.08)
Diluted:
Income attributable to common stock, including assumed conversions	$(3,164,627)	66,096,328	$(0.05)

For the three-month periods ending June 30, 2012 and June 30, 2011, 825,882 and 20,000, respectively, potentially dilutive securities were excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive.

7.          EMBEDDED DERIVATIVE LIABILITY.

As described in Note 4, the Company issued convertible debt notes in October 2009 and March 2010.  The notes are convertible at $0.50 per share, or $0.40 per share upon a change in control of the Company.  Based on the alternative conversion options, the Company determined that the conversion options in the notes should be accounted for as derivatives.  The Company used the Black-Scholes model to determine the fair value of each of the conversion options as of June 30, 2012, assigning a probability of occurrence to each conversion option.  The final fair value of each of the derivative liabilities considered the likelihood of conversion at the separate conversion prices.

October 2009 notes:
The table below summarizes the Black-Scholes Option Pricing Model range of inputs used to calculate the fair market values on the date of the amendment (June 24, 2011) and then at the end of each quarter afterwards.

2009 Convertible Debt Notes

Value Date Stock Price			Dividend Yield	Stock Volatility			Risk Free Rate			Expected Term (Months)

$0.39	-	0.61	0%	95.01%	-	195.20%	0.24%	-	0.80%	4	-	28

March 2010 notes:
The table below summarized the Black-Scholes Option Pricing Model information used to calculate the fair market values on the date of the amendment (June 24, 2011) and then at the end of each quarter afterwards.

2010 Convertible Debt Notes

Value Date Stock Price			Dividend Yield	Stock Volatility			Risk Free Rate			Expected Term (Months)

$0.39	-	0.61	0%	109.41%	-	189.35%	0.24%	-	0.80%	9	-	27

For the three-month period ended June 30, 2012 the Company recorded an aggregate loss of approximately $1,002,000; and for the three-month period June 30, 2011, the Company recorded an aggregate gain of approximately $225,000, as a result of these transactions.

8.          FAIR VALUE OF FINANCIAL INSTRUMENTS.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2012:

	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
LIABILITIES:
Cumulative changes in fair market value as of March 31, 2012	3,520,496	-	-	3,520,496
Change in fair market value from April 1, 2012 to June 30, 2012	1,001,972	-	-	1,001,972

Convertible loan derivative liability at June 30, 2012	$4,522,468	$-	$-	$4,522,468

9.          PROPOSED AGREEMENT AND PLAN OF MERGER.

On June 29, 2012 the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by an affiliate of ArcLight Capital Partners, LLC (“ArcLight”), an energy-focused private equity investment firm.  The Merger Agreement was adopted and approved by the Company’s Board of Directors on June 28, 2012, and is subject to approval by the Company’s stockholders.  If the Merger Agreement is approved by the Company’s stockholders and the merger is consummated, each share of common stock of the Company issued and outstanding immediately prior to the closing (other than (i) any shares held by the Company or any direct or indirect wholly-owned subsidiary of the Company, (ii) any shares held by ArcLight’s affiliates, and (iii) any shares owned by stockholders who have properly demanded, perfected and not withdrawn rights of dissenting stockholders in accordance with the provisions of Chapter 92A of the Nevada Revised Statutes, will convert into the right to receive $0.64, without interest and less any applicable withholdings or deductions.

For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Proposed Merger with Affiliate of ArcLight Capital Partners, LLC on page 14 following.

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

The following discussion provides an analysis of the results of our operations, an overview of our liquidity and capital resources and other items related to our business.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes included in our Annual Report on Form 10-K as of and for the year ended March 31, 2012.

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

We generally receive our customers’ liquid product by river barge and ship.  Their product is transferred from the river vessels to the leased storage tank(s) via the terminal’s internal pipeline apparatus.  The customers’ product is removed from storage by truck, railcar and/or by barge or ship.  The length of time that the customers’ product is held in storage without transfer varies depending upon the customers’ needs.

Westwego, LA Terminal Operations.  In September 2008, we formed BWNO, a Louisiana limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Westwego, LA Terminal (the “Westwego Terminal”) in December 2008.

The purchase price for the Westwego Terminal was $4,800,000, subject to certain adjustments for prepaid third-party fees, adjustment to inventory and transaction-related expenses.  At purchase, the Westwego Terminal had an approximate leasable storage capacity of 752,000 barrels and recorded a storage tank utilization rate of approximately 38%.  As of June 30, 2012 the Westwego Terminal had leasable storage capacity of 857,000 barrels and a utilization rate of approximately 90%.

Currently, at the Westwego Terminal we are constructing two 50,000 carbon-steel storage tanks, financed by JPMorgan Chase Bank, N.A. ("JPM").  One of the tanks is preleased to an existing customer and the other tank is being marketed to existing and potential customers.  Upon completion of the construction of the storage tanks during the summer of 2012, the Westwego Terminal will have a leasable storage capacity of 957,000 barrels.

Brunswick, GA Terminal Operations.  In February 2010, we formed BWGA, a Georgia limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Brunswick, GA Terminal (the “Brunswick Terminal”) on July 15, 2010.

The purchase price for the Brunswick Terminal was $1,800,000.  At purchase and as of June 30, 2012, the Brunswick Terminal had an approximate leasable storage capacity of 161,000 barrels.  At purchase the utilization rate was 0%.  As of June 30, 2012, the utilization rate was 100%.

Currently, at the Brunswick Terminal we are constructing a 60,000 carbon-steel storage tank, financed by JPM.  This storage tank is preleased to a new customer.  Upon completion of the construction of the storage tank during August of 2012, the Brunswick Terminal will have a leasable storage capacity of 221,000 barrels.

Salisbury, MD Terminal Operations.  In November 2011, we formed BWMD, a Maryland limited liability company, as a wholly-owned subsidiary of the Company, to acquire the Salisbury, MD Terminal (the “Salisbury Terminal”) on December 22, 2011.

The purchase price for the Salisbury Terminal was $1,600,000 and was funded by a term loan agreement with JPM.  At purchase and as of June 30, 2012, the Salisbury Terminal had an approximate storage capacity of 172,000 barrels.  This location currently operates as a fuel rack terminal for petroleum products, which are owned by our customers.

During the three-month period ending June 30, 2012 at the Salisbury Terminal, we were modifying the existing storage tank systems and making improvements to the existing storage tanks to better meet the needs of our existing customers and to make way for the potential of new storage customers.  These modifications and improvements are financed by JPM and were completed during July 2012.

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

Proposed Merger with Affiliate of ArcLight Capital Partners, LLC

On June 29, 2012 the Company announced that it had entered into a definitive agreement (the “Merger Agreement”) to be acquired by an affiliate of ArcLight Capital Partners, LLC (“ArcLight”), an energy-focused private equity investment firm.  The Merger Agreement was adopted and approved by the Company’s Board of Directors on June 28, 2012, and is subject to approval by the Company’s stockholders.  Upon approval of the Merger Agreement by the Company’s stockholders and upon the consummation of the merger, Blackwater Midstream Corp. will be merged into an ArcLight affiliate, and the Company’s common stock will no longer be publicly owned or publically traded.  At present, all employees will be retained and the Company’s executive management is in negotiations pertaining to multi-year employment agreements.

Under the terms of the Merger Agreement, each share of common stock of the Company issued and outstanding immediately prior to the closing (other than (i) any shares held by the Company or any direct or indirect wholly-owned subsidiary of the Company, (ii) any shares held by ArcLight's affiliates, and (iii) any shares owned by stockholders who have properly demanded, perfected and not withdrawn rights of dissenting stockholders in accordance with the provisions of Chapter 92A of the Nevada Revised Statutes (“NRS Chapter 92A”) will convert into the right to receive $0.64 (the “Merger Consideration”), without interest and less any applicable withholdings or deductions.  All shares of Company common stock so converted will, at the closing of the merger, be cancelled, and each holder of a certificate representing any shares of Company common stock will cease to have any rights with respect thereto, except the right to receive the Merger Consideration upon surrender of such certificate (if such shares are certificated).  Following and as a result of the merger, Company stockholders (other than certain members of the Company’s senior management holding shares of common stock subject to rollover agreements) will no longer have any interest in, and will no longer be stockholders of, the Company, and will not participate in any of the Company’s future earnings or growth. In addition, shares of the Company common stock will no longer be listed on the Over the Counter Bulletin Board (“OTCBB”), and price quotations with respect to shares of Company common stock in the public market will no longer be available.

In accordance with the terms of the Company’s 2008 Equity Incentive Plan (the “Stock Purchase Plan”), each option or other award to purchase shares of Company common stock (“Company Stock Option”) granted under the Stock Purchase Plan, whether vested or unvested, that is outstanding immediately prior to the effective time of the merger will become fully vested, cancelled, and converted into the right to receive an amount in cash in U.S. dollars equal to the product of (i) the total number of shares of Company common stock subject to such Company Stock Option and (ii) the excess, if any, of the amount of the Merger Consideration over the exercise price per share of Company common stock subject to the Company Stock Option less such amounts as are required to be withheld or deducted.  Further in accordance with the terms of the Stock Purchase Plan, each award of restricted Company common stock will vest in full immediately prior to the effective time of the merger, and be treated like a share of Company common stock with the right to receive the Merger Consideration, less such amounts as are required to be withheld or deducted.

All amounts outstanding at the effective time of the merger under the Convertible Promissory Notes dated October 15, 2009, as amended and the Convertible Promissory Notes dated March 31, 2010, as amended (the “Notes”) will be paid in full unless the holder has provided written notice to the Company at least 5 business days prior to the closing of the holder’s intent to convert the applicable Notes immediately upon and effective as of the Effective Time into such number of shares of Company common stock obtained by dividing the total amount owed under each applicable Note by $0.40 pursuant to the terms of the Notes, in which case such holder will be entitled to receive the Merger Consideration per share of common stock then received less such amounts as are required to be withheld.

Shares of Company stock held by a stockholder who did not vote in favor of the merger and who has properly demanded and perfected dissenter’s rights pursuant to the applicable provisions of NRS Chapter 92A will not be converted into or be exchangeable for the right to receive the Merger Consideration, but instead such holder will be entitled to payment of the fair value of such shares in accordance with the provisions of NRS Chapter 92A, unless and until such holder will have failed to perfect or will have effectively withdrawn or lost rights to receive the fair value of such shares of Company common stock under NRS Chapter 92A.  If any dissenting stockholder will have failed to perfect or will have effectively withdrawn or lost such right, such holder’s shares of Company common stock will thereupon be treated as if they had been converted into and become exchangeable for the right to receive, as of the effective time of the merger, the Merger Consideration, without any interest thereon.

The Company has agreed that, until the earlier of the termination of the Merger Agreement or the effective time of the merger, except (i) as may be required by applicable law, (ii) with the prior written consent of Parent, (iii) as expressly contemplated or expressly permitted by Merger Agreement, it will conduct its business in all material respects in the ordinary course consistent with past practices, use commercially reasonable best efforts to maintain and preserve intact its business organization and business relationships and to retain the services of its key officers and key employees, and take no action which would adversely affect or delay the ability of any of the parties to the Merger Agreement from obtaining any necessary approvals, performing its covenants and agreements, or consummating the transactions contemplated by the Merger Agreement.

Approval of the Merger Agreement requires the affirmative vote of stockholders owning at least a majority of the outstanding shares of Company common stock.  On July 31, 2012, the Company submitted a Preliminary Proxy Statement on Schedule 14A to the Securities and Exchange Commission (the "SEC") for its review.  After the SEC review process, the Company will send proxy materials to all stockholders of record.  These materials will contain a more detailed and comprehensive discussion of the Merger Agreement and the proposed merger. The Company anticipates mailing the proxy statement on Schedule 14A to stockholders of record in August 2012, with the Company’s Annual Stockholders’ Meeting to be held in October 2012.  At that time, stockholders will have the opportunity to vote on, in addition to routine issues, the approval of the Merger Agreement.

Results of Operations

For the Three-Month Period Ended June 30, 2012 Compared to the Three-Month Period Ended June 30, 2011.

Revenues. Revenues from our storage terminal facilities are derived from two main areas of operation: recurring contractual storage tank lease fees and monthly ancillary services fees.  The following is a discussion about each of these sources of revenue.

Revenues-Storage Revenues.  The Company’s storage tank revenues for the three-month periods ending June 30, 2012 and 2011 totaled approximately $2,113,000 and $1,629,000, respectively.  This is an increase of approximately 30% when comparing the three-month periods ending June 30th.  For the three-month period ended June 30, 2012, the monthly average storage revenue was approximately $704,300 and for the three-month period ended June 30, 2011, the monthly average was approximately $542,900.

The rise in revenues is attributable to an increase in the number of tanks and barrels leased, and an increase in the rate structure due to a different product mix.

Management monitors the utilization rate of the leasable barrels available in our storage terminals.  As of June 30, 2012 we had leased approximately 947,000 barrels of storage, for a combined storage utilization rate of approximately 80%.  This is a decrease from previous recent periods as one of our contracts at the Westwego Terminal completed and at the Salisbury Terminal, storage of customer products was temporarily decreased to allow for storage tank improvements and system modifications.  The improvements and the modifications at the Salisbury Terminal were completed in July 2012, allowing for storage volumes to increase to contracted levels.  Since June 30, 2012, we have obtained a short-term storage contract at the Salisbury Terminal and at our Brunswick Terminal our new customer will begin leasing the newly constructed storage tank in August 2012.  Additionally, storage quotes for all three terminals, presented to potential customers, are pending approval.

The major products currently stored at our Westwego Terminal are lubricating additives, oil field drilling fluids, 50% diaphragm grade caustic soda, and vegetable oils.  At our Brunswick Terminal the major product stored is liquid fertilizer and our Salisbury Terminal stores gasoline, diesel and ethanol.

See the following table for the quarter-to-quarter utilization rate percentages.  Management is pleased with the progress in the utilization rate and attributes the progress to aggressive marketing of our terminals, the desirable locations of our terminals as distribution hubs, our services offered, available storage capacity, and to management’s industry associations.

If considering the six tanks or 45,000 barrels demolished in July and August 2010 at the Westwego Terminal as only temporarily unavailable capacity, then the consolidated utilization rate as of June 30, 2012 would be approximately 77% or an increase of 102% from the original acquisition dates.  The 45,000 barrels of capacity demolished in 2010 are currently being replaced with two 50,000 barrel tanks, scheduled for completion during the summer of 2012.

MONTH	Footnote	CONSOLIDATED BARREL CAPACITY AVAILABLE	CONSOLIDATED UTILIZATION RATE
June-12		1,190,000	79.6%
March-12		1,190,000	93.5%
December-11	*7	1,190,000	93.5%
September-11		1,018,000	94.9%
June-11		1,018,000	86.8%
March-11		1,018,000	85.4%
December-10		1,018,000	69.8%
September-10	*4, *5, *6	1,018,000	82.0%
June-10	*3	902,000	77.0%
March-10	*2	852,000	78.0%
December-09		752,000	74.4%
September-09		752,000	71.8%
June-09		752,000	56.4%
March-09		752,000	57.8%
December-08	*1	752,000	38.0%

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
*4 – Jul 2010, Acquisition of the Brunswick Terminal, approximately 161,000 barrels.
*5 – Jul 2010, Demolished four tanks at the Westwego Terminal, approximately 30,000 barrels.
*6 – Aug 2010, Demolished two tanks at the Westwego Terminal, approximately 15,000 barrels.
*7 – Dec 2011, Acquisition of the Salisbury Terminal, approximately 172,000 barrels.

Revenues-Ancillary Services.  Ancillary revenues are earned based on a customer’s particular needs; and, therefore, by their nature fluctuate from month to month.  These services include blending and packaging of our customer’s products for distribution to their customers, excess throughput, docking, truck weighing, steam and other services.  The Company’s ancillary revenues for the three-month period ended June 30, 2012 totaled approximately $606,000 and for the three-month period ended June 30, 2011 totaled approximately $701,000.  The comparative three-month to three-month ending periods is approximately a 14% decrease in ancillary revenues.   See the table presented in the following Operating Expenses section for a summary of packaging revenues.

Operating Expenses.  Our operating expenses consist mainly of direct and contract labor, associated payroll taxes and labor burden expenses, terminal materials and supplies, subcontractors, depreciation expenses, and other expenses.  Our operating expenses have increased ratably from period to period due to our increased storage utilization and services offered but have historically remained near the same in percentage when compared to total revenue for all categories.

For our total activity, the key indicator of labor as a percentage of revenue increased slightly from 10% to 12% for the three-month periods ending June 30, 2011 and 2012, respectively.  This increase is entirely due to the two employees at the Salisbury Terminal; which are included in the 2012 totals but not in the 2011 totals; as the Salisbury Terminal was acquired in December 2011.  General materials decreased from 13% for the three-month period ending June 30, 2011 to 9% for the three-month period ended June 30, 2012.  Depreciation expense increased from 6% to 10%, as a percentage of revenues, respectively for the three-month periods ended June 30, 2011 and 2012.  This increase is mainly due to the acquisition of the Salisbury Terminal.

Shown in the following table is a summary of our revenues and operating expenses with our packaging activity segregated from our storage and other ancillary activities for both three-month periods ended June 30th.  Packaging activity for the three-month period ended June 30, 2012 has a lower labor costing structure, 9% of revenues, than our other combined labor category, 12% of revenues.  The general materials category for our packaging activity shows a much larger percentage of revenues than our ancillary activity-61% to 2%, because for the packaging activity we purchase a large volume of packaging materials; whereas the storage and ancillary activity is mostly service activity.

Our storage and ancillary activity for the three-month period ended June 30, 2012 had a higher overall operating expense of 28% than did the similar period ended June 30, 2011 which was 23%.  Most of this difference is due to increased labor expense and depreciation expense, related to the addition of the Salisbury Terminal during the period.

Our packaging activity operating expense decreased from 78% for the three-month period ended June 30, 2011 to 74% for the three-month period ended June 30, 2012.  The decrease in packing operating costs is attributable to incorporating additional efficiencies into our procedures and increases in overall revenues.  These contributed to an increase in net profit of approximately 4%.

	Three-Month Period Ended June 30, 2012

	Storage & Ancillary Activity		Packaging Activity		Total Activity
Consolidated Revenue	$2,399,282		$319,734		$2,719,016

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(287,216)	12%	$(28,619)	9%	$(315,835)	12%
General materials	$(48,180)	2%	$(195,927)	61%	$(244,107)	9%
Subcontractors	$(11,523)	1%	$-	0%	$(11,523)	0%
Depreciation	$(256,809)	10%	$(2,742)	1%	$(259,551)	10%
Other costs	$(63,498)	3%	$(9,106)	3%	$(72,604)	2%
Total operating expenses	$(667,226)	28%	$(236,394)	74%	$(903,620)	33%

Net	$1,732,056	72%	$83,340	26%	$1,815,396	67%

	Three-Month Period Ended June 30, 2011

	Storage & Ancillary Activity		Packaging Activity		Total Activity
Consolidated Revenue	$1,955,194		$374,436		$2,329,630

Cost of Revenues:		% of Revenue		% of Revenue		% of Revenue
Labor	$(210,805)	11%	$(26,829)	7%	$(237,634)	10%
General materials	$(42,584)	2%	$(256,115)	68%	$(298,699)	13%
Subcontractors	$(19,280)	1%	$0	0%	$(19,280)	1%
Depreciation	$(140,234)	7%	$(2,742)	1%	$(142,976)	6%
Other costs	$(41,144)	2%	$(7,288)	2%	$(48,432)	2%
Total operating expenses	$(454,047)	23%	$(292,974)	78%	$(747,021)	32%

Net	$1,501,147	77%	$81,462	22%	$1,582,609	68%

Selling, General and Administration Expenses (SG&A).  Our SG&A expenses include our corporate executive management salaries, executive management non-cash compensation (restrictive stock grants), other non-cash compensation to non-employee consultants, expenses related to being a public company, professional fees, insurance, and other expenses that were not allocated or expensed to the terminals’ operations via our operating expenses.  The narrative and the table following outlines these expenses for the three-month period ended June 30, 2012 and the three-month period ended June 30, 2011.

Our consolidated SG&A expenses for the three-month period ended June 30, 2012 were approximately $954,100 or 35% of total revenues, averaging approximately $318,000 per month.  Included in the SG&A expense total as of June 30, 2012 are approximately $201,250 for professional fee related to our pending merger agreement, mainly for the fairness opinion.  Our consolidated SG&A expenses for the three-month period ended June 30, 2011 were approximately $804,600 or 35% of total revenues, averaging approximately $268,200 per month.

Management is very pleased with the outcome of its efforts to grow the business without proportionally increasing SG&A expenses as a percentage of total revenue.  This is evidenced with the reduction of SG&A expenses, as related to revenues, decreasing from 35% for the three-month period as of June 30, 2011 to a core 28% for the three-month period as of June 30, 2012 when not considering the professional fees expenses related to our pending merger agreement.

Non-cash SG&A activity for the three-month periods ended June 30, 2012 and June 30, 2011 includes management non-cash compensation expense for services of approximately $12,500 and $119,000, respectively; approximately $0 and $3,762, respectively for non-cash compensation expense for services reported in professional fees; and $15,900 and $12,300, respectively for depreciation.

The amount expensed for management’s salaries was the same for both three-month periods.  Non-cash, share-based compensation expensed for management and non-employee professional fees decreased significantly for the three-month period ended June 30, 2012 as compared to the three-month period ended June 30, 2011, as the Company’s Board extended the vesting dates of various management share grants, decreasing the amount to be expensed in the current three-month period.

As per the Agreement and Plan of Merger signed on June 29, 2012 (see Note 9), upon stockholder approval of the merger, the vesting schedules of the stock-based management compensation grants will be accelerated to coincide with the merger change in control date.

Professional fees for the comparative three-month periods remained relatively the same.  During the three-month period ended June 30, 2012, the Company recorded professional fees directly related to the Company’s recently announced pending merger agreement of approximately $201,250.  The Company did not record any similar merger related expenses during the period ended June 30, 2011.

Business related insurance expenses increased approximately 17% during the period ended June 30, 2012 as compared to the three-month period ended June 30, 2011 due to the Company’s acquisition of the Salisbury Terminal in December 2011.  The Other SG&A expense category increased mainly due to additional employees qualifying to be enrolled in the Company’s group insurance programs and other company benefits, and increases in property taxes due to increased property assessments.

	For the Three-Month		For the Three-Month
	Period Ended		Period Ended
Selling, General & Administrative (SG&A) Expenses:	June 30, 2012		June 30, 2011
Management Salaries	$248,000	26%	$248,000	31%

Management & Service Share-Based Compensation, non-cash	12,500	1%	119,000	15%

Professional Fees	104,750	11%	100,600	13%

Professional Fees-Related to the Pending Merger Agreement	201,250	21%	-	-%

Insurance-Other	121,300	13%	103,700	13%

Depreciation-Office Fixtures & Equipment, non-cash	15,900	2%	12,300	1%

Other SG&A Expenses	250,400	26%	221,000	27%

Total SG&A Expenses	$954,100	100%	$804,600	100%

Gain / Loss on Disposal of Assets.  The Company recorded no gain or loss on the disposal of assets during the three-month period ended June 30, 2012.  On April 14, 2011 the Company entered into an agreement with River Construction to transfer the Company’s barge dock and related equipment to the vendor in exchange for $115,000 to be offset against amounts then owed by the Company to River Construction.  As a result, the Company recorded a loss of $362,110 on the disposal of assets.  William Weidner, who was appointed to the Company’s Board of Directors in June 2011, is the owner of River Construction.

Interest Expense.  We recorded net interest expense of approximately $310,100 for the three-month period ended June 30, 2012 and approximately $277,800 for the three-month period ended June 30, 2011.  This increase is primarily related to the amount expensed from our convertible debt discounts and increases due to the interest being expensed related to the Salisbury Terminal acquisition loan in December 2011 and our two construction loans currently underway.

The following table summarizes the Company’s interest expense incurred and interest expense capitalized during the three-month periods ended June 30th.  Bank Loans refer to our loan agreements with JPM.  Convertible Debt Loans refer to our loan agreements with investors as per our 2009 Notes and our 2010 Notes private offerings wherein we pay quarterly interest payments, and Amortization of Deferred Financing Charges and Convertible Debt Discounts relate to the non-cash financing costs and discount amortizations pertaining to our convertible debt loans, which were extinguished in June 2011 and replaced with monthly allocations to the convertible debt discounts.  The Company capitalizes interest costs while construction in process projects are under construction.

The following table summarizes the Company’s net interest expense for the three-month periods ended June 30, 2012 and June 30, 2011.

	For the Three-Month Period Ended June 30, 2012	For the Three-Month Period Ended June 30, 2011
Bank Loans	$58,722	$49,137
Convertible Debt Loans	118,776	118,776
Amortization of Deferred Financing Charges and Convertible Debt Discounts Related to Convertible Debt Loans (non-cash)	161,221	124,965
Other Interest & Interest Income, Net	2,172	1,263
Total Interest Incurred	$340,891	$294,141

Less Interest Capitalized to Construction in Process Projects	$(30,799)	$(16,372)
Net Interest Expense	$310,092	$277,769

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

These changes to the maturity dates were evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendments, the convertible debt notes qualified as a debt extinguishment and therefore were treated as if the Company settled the debts prior to their maturity date amendment and then entered into entirely new debt agreements after the amendment. (see Note 7)

In connection with the original offerings, we incurred cash fees and issued shares of the Company’s restricted common stock, valued at the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original terms of the convertible notes using the effective interest rate method.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011; therefore, we wrote off the remainder of the unamortized deferred financing asset of $191,720 and recorded a loss due to this extinguishment.  We also wrote off the derivative liabilities of $1,591,660 and recorded a gain.  These transactions resulted in a net non-cash gain of $1,399,940.

We did not incur any similar extinguishment expense during the three-month period ended June 30, 2012.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities (using the BWMS closing share price of $0.55) and recorded a net non-cash loss of $193,749.  Additionally as per ASC 470, we evaluated the derivative liabilities related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $4,516,240.  This amount will be amortized over the new remaining life of the notes, until October 15, 2013 for the 2009 notes and until September 30, 2013 for the 2010 notes.

On June 30, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liabilities again (using the BWMS closing share price of $0.51) and recorded a net non-cash gain of $418,724.

The net result of these transactions during the three-month period ended June 30, 2011 was a non-cash gain on the extinguishment of convertible debt loans of $1,399,940 and a non-cash gain on the change in the fair market value of derivative liabilities of $224,975.

On June 30, 2012, as per ASC 815-40, we evaluated the fair value of the derivative liabilities again (using the BWMS closing share price of $0.61) and recorded a net non-cash loss of $1,001,972.

Operating Income and Net (Loss) Income. For the three-month period ended June 30, 2012 we recorded an operating income of approximately $861,000 or 32% of revenues.  Included in this amount are professional fees expense of approximately $201,250 related to our pending merger agreement.

Offsetting our operating income amount was interest expense of approximately $310,000 and a non-cash expense of approximately $1,002,000, due to changes in the fair market value of our derivative liabilities; resulting in a net loss of $450,769.

During the three-month period ended June 30, 2011 we recorded an operating income of approximately 415,845 or 18% of revenues, which includes an expense of approximately $362,000 related to the disposal of assets.

Offsetting our operating income amount was interest expense of approximately $278,000, a non-cash gain of approximately $1,400,000 related to the extinguishment of our convertible debt loans, and a non-cash gain of approximately $225,000 due to changes in the fair market value of our derivative liabilities; resulting in a net income of $1,762,991.

Liquidity and Capital Resources.

General.  Our primary cash requirements are for working capital which includes debt service and normal operating expenses.  We attempt to fund our working capital requirements with cash generated from our operations.  The Company has generated positive operating cash flows for the three-month period ended June 30, 2012 and management projects that the Company will continue to generate positive operating cash flows in the months and years to come.  This will be accomplished by management’s ability to control and/or defer discretionary expenses and its continued efforts to increase the storage utilization and services offered at the Westwego, Brunswick and Salisbury Terminals.

In June 2011 management was successful in extending the maturity dates of the Company’s 2009 and 2010 convertible debt loans until October 15, 2013 and September 30, 2013, respectively.  Management projects that the Company’s operations will generate sufficient cash to reimburse the convertible debt note holders upon maturity.  If we do not generate sufficient cash from operations to meet these requirements, we will attempt to raise funds through debt financing and/or equity.  As per our pending merger agreement, at the change in control event, we anticipate that all convertible debt loans will be automatically converted into shares of the Company’s common stock and therefore will not need to be repaid in 2013 and interest expense related to these loans will also cease as of the consummation date of the merger agreement.

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

Significant Events during the Three-Month Period Ended June 30, 2012 and the Three-Month Period Ended June 30, 2011.

Bank Loans

Storage Tank Construction at the Brunswick Terminal
In connection with the construction of a 60,000 barrel storage tank at the Brunswick Terminal, on February 28, 2012, BWGA entered into a term loan with JPM in the principal amount of $1,380,000 to finance the construction of the new storage tank.  As of June 30, 2012, BWGA has received advances on this loan in the amount of $755,559.  As of the filing date of this quarterly report on Form 10-Q, BWGA had received advances on this loan in the amount of $1,194,400.

Storage Tank Construction at the Westwego Terminal and Storage Tank System Modifications at the Salisbury Terminal
On June 22, 2012, in connection with the construction of two 50,000 barrel storage tanks at the Westwego Terminal and storage tank system modifications at the Salisbury Terminal, BWNO entered into a term loan with JPM in the principal amount of $2,300,000 to finance the construction.  As of June 30, 2012, the Company has received advances on this loan in the amount of $202,325.  As of the filing date of this quarterly report on Form 10-Q, the Company had received advances on this loan in the amount of $1,034,700.

The loan bears interest at the JPM Commercial Bank Prime floating rate.  Beginning on July 31, 2012 and continuing on the last day of each calendar month thereafter, the Company will pay consecutive monthly installments of interest only on the loan.  In addition, beginning on January 31, 2013 and continuing on the last day of each calendar month thereafter the Company will pay monthly principal installments of approximately $38,333.  All unpaid principal and accrued and unpaid interest is finally due and payable on December 31, 2017.

The loan includes customary events of default including, but not limited to, the failure of the Company to pay any principal or interest when due, the breach of any representation or warranty in any of JPM’s loan documents, or insolvency or bankruptcy.  Upon the occurrence of an event of default, the loan will become due and payable automatically and without notice.

Additionally, in connection with the closing of the acquisition, BWNO entered into the following with JPM: the Fifth Amendment to the Credit Agreement, an Allonge to the Collateral Mortgage Note, dated December 23, 2008, and a First Amendment to Collateral Mortgage, Assignment of Leases and Rents and Security Agreement, dated December 23, 2008.

Blackwater Midstream Corp. entered into a continuing guaranty pursuant to which the Company guaranteed the obligations of BWNO to JPM.

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

Convertible Debt

October 2009 convertible debt offering
On October 15, 2009, we issued $3,001,033 of convertible notes.  The convertible notes originally set a maturity date on October 15, 2011 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning January 15, 2010.  The Company incurred interest expense of $75,026 for the three-month periods ended June 30, 2012 and June 30, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of June 30, 2012 and June 30, 2011 accounted for $430,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreements were amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 7)

In June 2011, the Company contacted the holders of the Company’s 2009 Convertible Promissory Note to extend the note’s maturity date from October 15, 2011 to October 15, 2013.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date and then entered into an entirely new debt agreement after the amendment. (see Note 7)

In connection with the offering, we incurred cash fees of $265,103 and issued 700,000 shares of restricted common stock, valued at $203,000 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  Due to the extinguishment of the debt in June 2011, we did not amortize any deferred financing expense during the three-month period ended June 30, 2012.  During the three-month period ended June 30, 2011, we amortized approximately $73,300.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net non-cash loss of $115,378, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $61,449 and decreased the derivative liability of $820,800.  These transactions resulted in a net non-cash gain of $759,351.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $2,870,987.  This amount was recorded as a discount to the debt and will be amortized over the new remaining life of the notes, until October 15, 2013.

On June 30, 2012, as per ASC 815-40, we evaluated the fair market value of the derivative liability (using the BWMS closing share price of $0.61) and recorded a net non-cash loss of approximately $637,600.

As a result of the First Amendment to the Credit Agreement with JPM, the maturity and conversion dates of the convertible debt notes issued pursuant to the Company’s September 2009 Convertible Debt Offering were to be extended by certain intervals. As of June 24, 2011, the maturity and conversion dates have been extended until October 15, 2013 but still do not meet the maturity date of September 30, 2014, as requested by JPM.  However, JPM is aware of the maturity date extension that was achieved and has not requested any action from the Company

The Company’s Board of Directors has approved and adopted an Agreement and Plan of Merger (the “Merger Agreement”), and has recommended the Merger Agreement to the stockholders for approval.  A merger pursuant to the Merger Agreement would constitute a change in control event.  If the Merger Agreement is approved by the stockholders, we anticipate that all convertible debt loans will be converted into shares of the Company’s common stock.  If converted, the loans will not need to be repaid in 2013 and interest expense related to these loans will also cease as of the effective time of the merger agreement.

March 2010 convertible debt offering
On March 31, 2010, we issued $1,750,000 of convertible notes.  The convertible notes originally set a maturity date on March 31, 2012 (the date was later extended, see below) and have a stated annual interest rate of 10%.  The principal is payable at maturity but interest is paid quarterly beginning June 30, 2010.  The Company incurred interest expense of $43,750 for the three-month periods ended June 30, 2012 and June 30, 2011.  In addition, the notes are convertible at any time into restricted shares of the Company’s common stock at $0.50 per share.

Related party investors as of June 30, 2012 and June 30, 2011 accounted for $245,000 of the aggregate amount of convertible debt funds collected.

On March 28, 2011, the convertible note agreement was amended to reduce the conversion price to $0.40 per share upon a change in control of the Company.  This change in the conversion feature was evaluated under ASC 815-40.  As a result of the new provision, the conversion feature now qualifies for derivative accounting pursuant to ASC 815. (see Note 7)

In June 2011, the Company contacted the holders of the Company’s 2010 Convertible Promissory Note to extend the note’s maturity date from March 31, 2012 to September 30, 2013.

As per accounting standards, this change in the maturity date was evaluated under ASC 470 “EITF 96-19” “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”  As a result of the maturity date extension amendment, the convertible debt notes then qualified as a debt extinguishment and therefore were treated as if the Company settled the debt prior to the maturity date amendment and then entered into an entirely new debt agreement after the amendment. (see Note 7)

In connection with the offering, we incurred cash fees of $164,750 and issued 659,000 shares of restricted common stock, valued at $171,340 based on the grant-date fair value of our common stock.  These fees were included in the deferred financing costs in our consolidated balance sheet and were being amortized over the original term of the convertible notes using the effective interest rate method.  Due to the extinguishment of the debt in June 2011, we did not amortize any deferred financing expense during the three-month period ended June 30, 2012.  During the three-month period ended June 30, 2011 we amortized approximately $49,900.

On June 24, 2011, as per ASC 815-40, we evaluated the fair value of the derivative liability (using the BWMS closing share price of $0.55) and recorded a net non-cash loss of $78,371, which represents the change in the fair value of the derivative from March 31, 2011 through June 24, 2011.

Per the applicable accounting standards, the amendment of the convertible debt notes was required to be treated as an extinguishment of the original convertible debt notes and related accounts, as of June 24, 2011.  Therefore, we wrote off and expensed the remainder of the unamortized deferred financing asset of $130,271 and decreased the derivative liability of $770,860.  These transactions resulted in a net non-cash gain of $640,589.

Additionally as per ASC 470, we evaluated the fair value of the derivative related to the amended convertible debt notes as of June 24, 2011 (using the BWMS closing share price of $0.55) and recorded a new derivative liability of $1,645,253.  This amount will be amortized over the new remaining life of the notes, until September 30, 2013.

On June 30, 2012, as per ASC 815-40, we evaluated the fair market value of the derivative liability (using the BWMS closing share price of $0.61) and recorded a net non-cash loss of approximately $364,300.

The Company’s Board of Directors has approved and adopted an Agreement and Plan of Merger (the “Merger Agreement”), and has recommended the Merger Agreement to the stockholders for approval.  A merger pursuant to the Merger Agreement would constitute a change in control event.  If the Merger Agreement is approved by the stockholders, we anticipate that all convertible debt loans will be converted into shares of the Company’s common stock.  If converted, the loans will not need to be repaid in 2013 and interest expense related to these loans will also cease as of the effective time of the merger agreement.

In summary, during the three-month period ended June 30, 2012, the Company recorded a net non-cash loss of approximately $1,002,000 related to the 2009 and 2010 Notes related to changes in the fair market value of the convertible debt notes derivative liabilities.

Discussion.   As of June 30, 2012, our total assets were approximately $19,172,800.  This amount includes cash and cash equivalents of $332,944.  Additionally, the total assets amount includes approximately $257,300 for trade and other receivables, approximately $140,200 for the current portion of intangible assets, net, approximately $276,400 for prepaid expenses, approximately $18,120,700 for net property, plant and equipment, and approximately $45,200 for the long-term portion of intangible assets, net.

Our total liabilities were approximately $12,563,100.  Our current liabilities were approximately $8,721,000, which includes accounts and accrued payables of approximately $2,295,300, derivative liabilities associated with our convertible debt loans of approximately $4,522,500, and the current portion of our long-term bank debt of approximately $1,903,200.  Our long-term liabilities are approximately $3,842,200; which includes approximately $3,295,900 for our bank loans, and $546,295 of convertible debt loans, net of discounts of $4,204,738.

At June 30, 2012, we had negative working capital of approximately $7,714,100 as compared to negative working capital of approximately $5,696,800 as of March 31, 2012.  This decrease in working capital is mainly attributable to the increase of approximately $1,002,000 in the fair market value of the Company’s convertible debt loans, an increase of approximately $710,000 in the Company’s accounts payable and accrued liabilities, and an increase of approximately $351,300 in the Company’s current portion of long-term bank loans.  As of June 30, 2012, accounts payable included invoices, in the amount of approximately $1,200,000, that were related to the Company’s on-going construction projects and will be replaced in subsequent periods with long-term bank loans.

Future minimum debt payments

The future minimum payments related to our JPM credit facilities and convertible notes as of June 30, 2012, for the next five years and the total amount thereafter are as follows, assuming none of the convertible notes are converted:

Years ending June 30,
2013	$1,903,189
2014	6,520,897
2015	886,025
2016	320,000
2017	320,000
Thereafter	0
$9,950,111

As per our unaudited consolidated statements of cash flows, during the three-month period ended June 30, 2012 we reported a net loss of approximately $450,800.  Offsetting this amount were the non-cash activities of approximately $1,451,100; use of cash from changes in operating assets and liabilities of approximately $578,000; use of cash from investing activities of approximately $536,100; and funds provided from our financing activities of approximately $256,300; resulting in an increase in cash for the period of $142,610.

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

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

During the three-month period ended June 30, 2012, the Company did not submit any matters to a vote of the security holders.  However, at its June 28, 2012 meeting, the Company’s Board of Directors approved and adopted an Agreement and Plan of Merger among the Company and affiliates of ArcLight Capital Partners, LLC (the “Merger Agreement”).  The Board recommends the Merger Agreement to the stockholders for approval.  Approval of the Merger Agreement requires the affirmative vote of stockholders owning at least a majority of the outstanding shares of Company common stock.  On July 31, 2012, the Company submitted a Preliminary Proxy Statement on Schedule 14A to the Securities and Exchange Commission (the “SEC”) for its review.  After the SEC review process, the Company will send proxy materials to all stockholders of record.  The Company anticipates mailing the proxy statement on Schedule 14A to stockholders during August 2012, with the Company’s Annual Stockholders’ Meeting to be held in October 2012.  At that time, stockholders will have the opportunity to vote on, in addition to routine issues, the approval of the Merger Agreement.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

EXHIBIT NO.      DOCUMENT DESCRIPTION

Exhibit Number	Description

2.01*
Agreement and Plan of Merger dated as of June 29, 2012, by and among the Company, the Parent and the Merger Sub (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2012)

10.01*
$2,300,000 Line of Credit and Term Note with JP Morgan Chase Bank, N.A, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)

10.02*
Fifth Amendment to Credit Agreement with JP Morgan Chase Bank, N.A., dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)

10.03*	Allonge to Collateral Mortgage Note, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)
10.04*
First Amendment to Collateral Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26,2012)

10.05*	Continuing Guaranty, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)
10.06*
Excerpt of resolution from Blackwater’s Board of Directors’ meeting, dated June 18, 2012 (incorporated by reference to the
Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)

99.1*	Press Release issued June 29, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2012)
99.2*	Voting Agreement by and between Parent and certain shareholders of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2012)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*  Incorporated by reference to prior filings.
** Filed herewith.
*** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August, 2012.

BLACKWATER MIDSTREAM CORP.

BY:	/s/ Michael D. Suder
Michael D. Suder Chief Executive Officer

BY:	/s/ Donald St. Pierre
Donald St. Pierre Chief Financial Officer

   EXHIBIT INDEX

Exhibit Number	Description

Exhibit Number	Description

2.01*
Agreement and Plan of Merger dated as of June 29, 2012, by and among the Company, the Parent and the Merger Sub (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2012)

10.01*
$2,300,000 Line of Credit and Term Note with JP Morgan Chase Bank, N.A, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)

10.02*
Fifth Amendment to Credit Agreement with JP Morgan Chase Bank, N.A., dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)

10.03*	Allonge to Collateral Mortgage Note, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)
10.04*
First Amendment to Collateral Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26,2012)

10.05*	Continuing Guaranty, dated June 22, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)
10.06*
Excerpt of resolution from Blackwater’s Board of Directors’ meeting, dated June 18, 2012 (incorporated by reference to the
Company’s Current Report on Form 8-K filed with the Commission on June 26, 2012)

99.1*	Press Release issued June 29, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2012)
99.2*	Voting Agreement by and between Parent and certain shareholders of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2012)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*  Incorporated by reference to prior filings.
** Filed herewith.
*** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.